Form 10-Q
period 2013-09-30
MAVENIR SYSTEMS INC
filed 2013-12-05
CIK 1361470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-36171

Mavenir Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	61-1489105
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1700 International Parkway, Suite 200

Richardson, TX 75081

(Address of principal executive offices)

Telephone Number (469) 916-4393

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 2, 2013, there were approximately 23,274,023 shares of the Registrant’s Common Stock outstanding.

Mavenir Systems, Inc.

FORM 10-Q

September 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Mavenir Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2013	Pro forma at September 30, (1) 2013	December 31, 2012
	(unaudited)	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$7,968	$7,968	$7,402
Accounts receivable, net of allowance of $670 and $382 at September 30, 2013, and December 31, 2012 respectively	16,929	16,929	15,159
Unbilled revenue	8,728	8,728	9,782
Inventories	4,847	4,847	2,255
Prepaid expenses and other current assets	6,804	6,804	6,484
Deferred contract costs	6,761	6,761	5,288

Total current assets	52,037	52,037	46,370
Non-current assets:
Property and equipment, net	5,297	5,297	5,919
Intangible assets, net	5,289	5,289	5,714
Deposits and other assets	1,373	1,373	1,555
Goodwill	895	895	923

Total assets	$64,891	$64,891	$60,481

Liabilities and shareholders’ deficit:
Current liabilities:
Trade accounts payable	$4,221	$4,221	$6,087
Accrued liabilities	14,771	14,771	14,067
Deferred revenue	9,360	9,360	12,927
Income tax payable	554	554	27
Deferred income tax	—	—	34

Total current liabilities	28,906	28,906	33,142
Non-current liabilities:
Other long-term liabilities	626	626	876
Long-term debt	33,282	33,282	14,700

Total liabilities	62,814	62,814	48,718

Series A redeemable convertible preferred stock, $0.001 par value.
3,733,963 shares authorized; 3,733,963 shares issued and outstanding.	13,005	—	13,005
Series B redeemable convertible preferred stock, $0.001 par value.
3,818,210 shares authorized; 3,818,210 shares issued and outstanding.	20,500	—	20,500
Series C redeemable convertible preferred stock, $0.001 par value.
3,526,218 shares authorized; 2,616,704 shares issued and outstanding.	17,478	—	17,478
Series D redeemable convertible preferred stock, $0.001 par value.
1,728,569 shares authorized; 1,728,569 shares issued and outstanding.	13,575	—	13,575
Series E redeemable convertible preferred stock, $0.001 par value.
4,590,744 shares authorized; 4,555,021 shares issued and outstanding.	40,000	—	40,000

Commitments and contingencies

Shareholders’ deficit:
Common stock, $0.001 par value. 22,171,986 shares authorized; 2,106,635 and 2,087,281 shares issued at September 30, 2013, and December 31, 2012, respectively; 1,357,219 and 1,337,906 shares outstanding at September 30, 2013, and December 31, 2012, respectively: 17,809,686 shares outstanding, pro forma	1	18	1
Additional paid-in capital	4,027	4,010	1,215
Accumulated deficit	(108,025)	(3,467)	(95,577)
Accumulated other comprehensive income	1,516	1,516	1,566

Total shareholders’ deficit	(102,481)	2,077	(92,795)

Total liabilities and shareholders’ deficit	$64,891	$64,891	$60,481

(1)	The unaudited pro forma balance sheet gives effect to the conversion of all outstanding redeemable convertible preferred stock into 16,452,467 shares of common stock, which conversion occurred upon the completion of our November 2013 initial public offering, as if such conversion were in effect on September 30, 2013.

See Notes to Condensed Consolidated Financial Statements

Mavenir Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Revenues
Software products	$20,788	$11,848	$58,052	$41,181
Maintenance	5,183	5,260	16,109	15,877

	25,971	17,108	74,161	57,058

Cost of revenues
Software products	10,806	6,068	28,220	17,314
Maintenance	2,716	1,900	5,543	5,744

	13,522	7,968	33,763	23,058

Gross profit	12,449	9,140	40,398	34,000

Operating expenses:
Research and development	5,436	5,552	16,934	18,401
Sales and marketing	4,675	4,025	14,331	12,633
General and administrative	5,745	3,995	15,106	11,942

Total operating expenses	15,856	13,572	46,371	42,976

Operating loss	(3,407)	(4,432)	(5,973)	(8,976)

Other expense (income):
Interest income	(4)	(6)	(12)	(10)
Interest expense	1,072	44	2,187	73
Foreign exchange loss (gain)	(316)	(1,095)	2,328	(225)

Total other expense (income), net	752	(1,057)	4,503	(162)

Loss before income tax	(4,159)	(3,375)	(10,476)	(8,814)

Income tax expense	354	43	1,972	254

Net loss	(4,513)	(3,418)	(12,448)	(9,068)

Other comprehensive income (loss)
Foreign currency translation adjustments	52	336	(50)	1,135

Total comprehensive loss	$(4,461)	$(3,082)	$(12,498)	$(7,933)

Net loss per common share:
Basic	$(3.35)	$(2.61)	$(9.28)	$(7.14)

Diluted	$(3.35)	$(2.61)	$(9.28)	$(7.14)

Weighted average common shares outstanding:
Basic and diluted	1,348	1,310	1,342	1,270

See Notes to Condensed Consolidated Financial Statements

Mavenir Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012

Operating activities:
Net loss	$(12,448)	$(9,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,769	1,008
Amortization of intangible assets	1,080	964
Amortization of debt discount	216	—
Provision for bad debts and doubtful accounts	388	111
Stock-based compensation expense	1,161	203
Unrealized foreign currency loss	662	1,696
Loss on sale of assets	1	—
Changes in operating assets and liabilities:
Accounts receivable	(1,686)	1,259
Unbilled revenue	925	(3,850)
Deposits and other current assets	(465)	44
Inventories	(2,592)	(578)
Prepaid expenses	(527)	(1,728)
Deferred contract costs	(1,399)	(944)
Deferred revenue	(3,325)	(6,678)
Accounts payable and accrued liabilities	(738)	3,569

Net cash used in operating activities	(16,978)	(13,992)

Investing activities:
Purchases of property and equipment	(1,962)	(2,465)

Net cash used in investing activities	(1,962)	(2,465)

Financing activities:
Borrowing from long-term debt	27,000	—
Borrowing from line of credit	—	3,000
Repayments of long-term debt	(7,000)	—
Repayments of line of credit borrowing	—	(122)
Exercise of options to purchase common stock	17	61

Net cash provided by financing activities	20,017	2,939

Effect of foreign currency exchange rate changes on cash and cash equivalents	(511)	(500)

Net increase (decrease) in cash and cash equivalents	566	(14,018)
Cash and cash equivalents at beginning of period	7,402	19,466

Cash and cash equivalents at end of period	$7,968	$5,448

Supplemental cash flow information:
Cash paid for interest	$1,627	$72

Income tax payments, net	$254	$256

See Notes to Condensed Consolidated Financial Statements

Mavenir Systems, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(In thousands for schedules, except for per share data)

(Unaudited)

1. Description of the Business and Basis of Presentation

Throughout these condensed consolidated financial statements, Mavenir Systems, Inc. is referred to as “Mavenir,” the “Company,” “we,” “us” and “our.”

Description of Business

Mavenir Systems, Inc. (“Mavenir”) was originally formed as a limited liability company on April 26, 2005. Mavenir was then incorporated under the laws of Texas in August 2005, and subsequently incorporated under the laws of the state of Delaware in March 2006.

Mavenir is a leading provider of software-based telecommunications networking solutions that enable mobile service providers to deliver internet protocol (“IP”)-based voice, video, rich communication and enhanced messaging services to their subscribers globally. Mavenir’s solutions deliver Rich Communication Suite (“RCS”)-based services, which enable enhanced mobile communications such as group text messaging, multi-party voice or video calling and live video streaming as well as the exchange of files or images, over existing 2G and 3G networks as well as next generation 4G Long Term Evolution (“LTE”) networks. Mavenir’s solutions also deliver voice services over LTE technology and wireless (“Wi-Fi”) networks known respectively as Voice over LTE (“VoLTE”) and Voice over Wi-Fi (“VoWi-Fi”). Mavenir’s mOne® Convergence Platform has enabled a leading mobile service provider to introduce the industry’s first live network deployment of VoLTE and the industry’s first live deployment of next-generation RCS 5.

Mavenir is headquartered in Richardson, Texas and has research and development personnel located at its wholly-owned subsidiaries in China and India. Additionally, Mavenir has a sales presence in Hong Kong and Europe.

On May 27, 2011, Mavenir acquired Airwide Solutions, Inc. (“Airwide”) (the “Airwide Acquisition”). Airwide’s operations are focused on the provision of messaging and content delivery software to mobile operators. Airwide designs, develops, and supports messaging and content systems. The majority of Airwide’s revenues and expenses are from outside the United States. Prior to the Airwide Acquisition, Airwide’s corporate offices were located in Burlington, Massachusetts. Airwide has significant operations in the United Kingdom, Finland, Australia and Canada. In addition, there are operations in India, Malaysia, Spain and Singapore.

Basis of Presentation and Consolidation

The unaudited interim condensed consolidated balance sheet as of September 30, 2013, the statements of operations and comprehensive loss for the three and nine months ended September 30, 2013 and 2012 and the statements of cash flows for the nine months ended September 30, 2013 and 2012 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of September 30, 2013 and its results of operations for the three and nine months ended September 30, 2013 and 2012 and cash flows for the nine months ended September 30, 2013 and 2012. The financial data and the other financial information disclosed in these notes to the financial statements related to the three and nine month periods are also unaudited. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other future annual or interim period. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Prospectus filed with the SEC pursuant to Rule 424(b)(4) on November 7, 2013 (the “Prospectus”).

Initial Public Offering, Reverse Stock Split and Pro Forma Presentation

On November 13, 2013, we closed an initial public offering (“IPO”) of our common stock, which resulted in the sale of 5,320,292 shares of our common stock at a public offering price of $10.00 per share, before underwriting discounts and commissions. We received net proceeds from the IPO of approximately $44.5 million after deducting underwriting discounts, commissions, and estimated expenses payable by us.

In connection with preparing for the IPO, our Board of Directors and stockholders approved a 7-for-1 reverse stock split of our common stock. The reverse stock split became effective on November 1, 2013. All share and per share amounts in the condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

In connection with the closing of the IPO in November 2013, all of our outstanding preferred stock automatically converted into an aggregate of 16,452,467 shares of our common stock. The significant increase in the number of common shares outstanding in November 2013 is expected to impact the year-over-year comparability of our net loss per share calculations. The unaudited pro forma balance sheet presentation gives effect to the conversion of all of the preferred stock to common stock and additional paid-in capital immediately prior to the closing of our IPO.

Reclassifications

Certain amounts previously presented for prior periods have been reclassified to conform to the current presentation.

Note 2. Accounting Estimates, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates

The preparation of the our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from management’s estimates.

Significant Accounting Policies

Business Combination

We account for business combinations under the acquisition method of accounting, which requires the assets acquired and liabilities assumed to be recorded at their respective fair values as of the acquisition date in our condensed consolidated financial statements. The determination of estimated fair value may require management to make significant estimates and assumptions. The purchase price is the fair value of the total consideration conveyed to the seller and the excess of the purchase price over the fair value of the acquired identifiable net assets, where applicable, is recorded as goodwill. The results of operations of an acquired business are included in our condensed consolidated financial statements from the date of acquisition. Costs associated with the acquisition of a business are expensed in the period incurred.

Cash and Cash Equivalents

Cash and cash equivalents consist of corporate bank accounts and money market funds with an original maturity of three months or less. For purposes of the statement of cash flows, we consider all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash balances consisted of U.S. Dollar, Australian Dollar (“AUD”), British Pound (“GBP”), Canadian Dollar (“CAD”), Chinese Yuan Renminbi (“CNY”), Croatian Kuna (“HRK”), European Union (“EURO”), Indian Rupee (“INR”), Malaysian Ringgit (“MYR”), and Singapore Dollar (“SGD”).

Cash and cash equivalents are maintained at high credit-quality financial institutions. Balances may exceed the limits of government provided insurance, if applicable or available. We have never experienced any losses resulting from a financial institution failure or default. All non-interest bearing cash balances in the United States were fully insured by the FDIC at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, FDIC insurance coverage will revert to $250 per depositor at each financial institution, and our non-interest bearing cash balances in the United States may again exceed federally insured limits. We maintain some cash and cash equivalents with financial institutions that are in excess of FDIC insurance limits.

Accounts Receivable

Our accounts receivable are primarily due from companies in the mobile telecommunications industry. Credit is extended based on evaluation of the customer’s financial condition and generally collateral is not required. Accounts receivable are determined by the payment milestones referenced and agreed to in each of the commercial agreements. Payment milestones vary by contract. Payment terms typically range from 30 to 60 days from invoice date. Accounts outstanding longer than the contractual payment term are considered past due.

Revenue Recognition

We generate revenue from the sale of software products and maintenance and support. Professional services consist primarily of software development and implementation services, but also can include training of customer personnel. Our products and services are generally sold as part of a contract, the terms of which are considered as a whole to determine the appropriate revenue recognition.

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable and collectability is reasonably assured. We recognize revenue in accordance with either the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 985-605, Software Revenue Recognition, as amended, or with ASC 605-25 Multiple Element Arrangements (“MEAs”), with consideration to ASC 605-35 Construction-Type and Production-Type Contracts.

We first determine whether its products consist of tangible products that contain essential software elements and as such, are excluded from the software revenue recognition method of accounting.

Our products and services are sold through distribution partners and directly through its sales force. We typically do not offer contractual rights of return, stock balancing or price protection to its distribution partners, however, it does offer certain price protection to Cisco under the arrangement. Actual product returns from our customers have been insignificant to date. As a result, we do not currently maintain allowances for product returns and related services. A reserve based on historical experience or specific identification is recorded for estimated reductions to revenue for customer and distributor programs and incentive offerings, including price protections, promotions, other volume-based incentives and expected returns and has historically been insignificant.

Our software related products MEAs include software, non-essential hardware, professional services, and maintenance and typically involve significant professional services for customization and implementation and various combinations of these products and maintenance. We generally recognize all multiple elements except maintenance using the percentage of completion accounting for its projects. Revenue for hardware is non-essential and not material to the projects and is recognized on a percentage of completion basis along with the software related products. Maintenance is allocated based on vendor-specific objective evidence (“VSOE”).

Our tangible products containing essential software MEAs include hardware, software essential to the functionality of the hardware, installation, and maintenance and are dependent on final customer acceptance, except maintenance which is recognized over the term of coverage. All multiple elements except maintenance are only recognized upon customer acceptance, and the total transaction price is allocated based on the relative ESP for the accepted product and maintenance.

Software Related Revenue Recognition

Certain of our software products are delivered under contracts, which generally require significant integration within a customer’s production and business system environment. As our agreements generally require significant production, modification or customization of the software, we account for these agreements under the percentage-of-completion method on the basis of hours incurred to date compared to total hours expected under the contract. The percentage-of-completion method generally results in the recognition of consistent profit margins over the life of the contract since management has the ability to produce estimates of contract billings and contract costs. We use the level of profit margin that is most likely to occur on a contract. If the most likely profit margin cannot be precisely determined, the lowest probable level of profit in the range of estimates is used until the results can be estimated more precisely. Under the percentage-of-completion accounting, management must also make key judgments in areas such as the percentage-of-completion, estimates of project revenue, costs and margin, estimates of total and remaining project hours and liquidated damages assessments. Changes in job performance, job conditions, estimated profitability, final contract settlements and resolution of claims may result in a revision to job costs and income amount that are different than amounts originally estimated. At the time a loss on a contract is known, the entire amount of the estimated loss is accrued.

Software contracts that do not qualify for use of the percentage-of-completion method, as reasonable estimates of percentage of completion are not available, are accounted for using the completed contract method. Under the completed-contract method, all billings and related costs, net of anticipated losses, are deferred until completion of the contract. In 2011, all software contracts qualified for use of the percentage-of-completion method. Customers are billed in accordance with specific contract terms, which may differ from the rate at which revenue is earned. Revenue recognized in excess of the amount billed of $9.8 million and $8.7 million at December 31, 2012, and September 30, 2013, respectively, are classified as unbilled revenue. Amounts received from customers pursuant to the terms specified in contracts, but for which revenue has not yet been recognized, are recorded as deferred revenue. We also evaluate our revenue recognition in accordance with FASB Accounting Standards Codification 605-45, Principal Agent Consideration, regarding gross versus net revenue reporting. We believe that we meet the criteria for gross recognition and reports revenue on a gross basis.

In certain situations, we sell software that does not require significant modification of services considered essential to the software’s functionality. Such software, generally consisting of capacity license upgrades, is recognized upon delivery if the other revenue recognition criteria are met.

For multiple element software arrangements, each element of the arrangement is analyzed and allocated a portion of the total arrangement fee to the elements based on the fair value of the element using VSOE of fair value, regardless of any separate prices stated within the contract for each element. Fair value is considered the price a customer would be required to pay if the element were sold separately based on our historical experience of stand-alone sales of these elements to third parties. For PCS such as maintenance, we use renewal rates for continued support arrangements to determine fair value. For software services, we use the fair value we charge our customers when those services are sold separately. We monitor our transactions at least annually to ensure we maintain and periodically revise VSOE to reflect fair value.

Some of our software arrangements include services not considered essential for the customer to use the software for the customer’s purpose, such as training. When software services are not considered essential, the fee allocable to the service element is recognized as revenue as we perform the services. Revenue for hardware is non-essential and not material to the projects and is recognized on a percentage of completion basis along with the software related products.

Tangible Product Containing Essential Software

On January 1, 2011, we retroactively adopted, for all periods presented, an accounting update regarding revenue recognition for multiple deliverable arrangements and an accounting update for certain revenue arrangements that consist of tangible products that include essential software elements.

The amended update for multiple deliverable arrangements changed the units of accounting for our revenue transactions, and these products and services qualify as separate units of accounting. Under the previous guidance for multiple deliverable arrangements with tangible products and software elements, we were unable to determine the fair value of the undelivered element so it deferred its costs and related billings and recognized such amounts over the performance period of the last deliverable, which was generally the PCS or maintenance period.

MEAs are arrangements with customers which include multiple deliverables, including a combination of equipment and services. The deliverables included in the MEAs are separated into more than one unit of accounting when (i) the delivered equipment has value to the customer on a stand-alone basis, and (ii) delivery of the undelivered service element(s) is probable and substantially in our control. Revenue from arrangements for the sale of tangible products containing both software and non-software components that function together to deliver the product’s essential functionality requires allocation of the arrangement consideration to the separate deliverables using the relative selling price method (“RSP”) of each unit of accounting based first on VSOE if it exists, second on third-party evidence (“TPE”) if it exists, and on ESP if neither VSOE nor TPE exist.

•	VSOE — For certain elements of an arrangement, VSOE is based upon the pricing in comparable transactions when the element is sold separately. We determine VSOE based on our pricing and discounting practices for the specific product or service when sold separately, considering geographical, customer, and other economic or marketing variables, as well as renewal rates or stand-alone prices for the service element(s).

•	TPE — If we cannot establish VSOE of selling price for a specific product or service included in a multiple-element arrangement, we use third-party evidence of selling price. We determine TPE based on sales of comparable amounts of similar products or services offered by multiple third parties considering the degree of customization and similarity of the product or service sold.

•	ESP — The estimated selling price represents the price at which we would sell a product or service if it were sold on a stand-alone basis. When VSOE or TPE does not exist for an element, we determine ESP for the arrangement element based on sales, cost and margin analysis, pricing practices and potential market constraints. Adjustments for other market and Company-specific factors are made as deemed necessary in determining ESP.

Under the accounting principles retroactively adopted, certain contracts include multiple elements for which we determine whether the various elements meet the applicable criteria to be accounted for as separate elements and make estimates regarding their relative selling price. We use ESP when allocating arrangement consideration to each separate deliverable as we do not have VSOE or TPE of selling price for our various applicable tangible products containing essential software products and services. We allocate the total transaction price of an arrangement based on each separate unit of accounting relative to ESP. Revenue for elements that cannot be separated is recognized once the revenue recognition criteria for the entire arrangement has been met or over the period that our last remaining obligation to perform is fulfilled. Consideration for elements that are deemed separable is allocated to the separate elements at the inception of the arrangement on the basis of their relative selling price and recognized based on meeting authoritative criteria. The adoption of the amended revenue recognition rules significantly changed the timing of revenue recognition and had a material impact on the consolidated financial statements for the years ended December 31, 2012 and for the three and nine months ended September 30, 2013. We cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified sales arrangements in any given period. We consider the installation and delivery of our software products to be part of a single unit of accounting for software products revenue due to the complexity of the installation and nature of the contracts.

The related costs associated with the delivered product which does not yet meet the criteria to be recognized as revenue are deferred. The cost of such products is charged to cost of revenue on a proportionate basis similar to the manner in which the related revenue is recognized. Deferred cost represents the cost of direct and incremental items purchased for contracts not yet delivered to customers. Costs of revenue principally consist of the costs of payroll-related costs for service personnel, third-party hardware, third-party licenses and shipping and installation costs to any customer.

In cases where final acceptance has occurred but we have not as yet invoiced the customer, we have accounted for the amount to be invoiced as unbilled revenue. Customers are billed in accordance with specific contract terms, which may differ from the rate at which revenue is earned. Amounts received from customers pursuant to the terms specified in contracts, but for which revenue has not yet been recognized, are recorded as deferred revenue. We also evaluate our revenue recognition in accordance with ASC 605-45, Principal Agent Consideration, regarding gross versus net revenue reporting. We believe that we meet the criteria for the gross recognition and reports revenue on a gross basis.

Maintenance

Maintenance consists of PCS agreements and our customers generally enter into PCS agreements when they purchase our products. Our PCS agreements range from one to three years and are typically renewable on an annual basis thereafter at the option of the customer. Revenue allocated to PCS is recognized ratably on a straight-line basis over the period the PCS is provided, assuming all other criteria for revenue recognition has been met. All significant costs and expenses associated with PCS are expensed as incurred. For our software products, we have established VSOE of fair value for the PCS. Rates for maintenance, including subsequent renewal rates, are typically established based upon a specific percentage of the products provided, as set forth in the arrangement with the customer. For our tangible products (which all contain essential software), our customers generally enter into PCS arrangements when they purchase these tangible products. Relative selling price for the maintenance and support obligations for tangible products is based upon the ESP.

Shipping Costs

Outbound shipping and handling costs are included in cost of revenues, in the accompanying condensed consolidated statements of operations and comprehensive loss.

Inventories

Inventories consist of finished goods and are stated at the lower of cost (first-in, first-out method) or market, net of reserve for obsolete inventory. We maintain a small warranty stock however; substantially all inventories at period end are related to actual or planned customer orders. The reserve for obsolescence at December 31, 2012, and September 30, 2013, was $0.3 million, and $0.2 million respectively.

Our costs of sales also include overhead costs, including capitalized inventory costs, deferred contract costs, and other direct and allocated support costs related to equipment and installation when sold.

Inventory shipped to customers is generally covered under a twelve month warranty and returns have historically been nominal.

Long-lived Assets, Goodwill and Intangible Assets

Property and Equipment

Property and equipment are stated at cost and depreciated over their respective estimated useful lives of two to five years, using the straight-line method. Maintenance and repairs are charged to expense when incurred.

When events or changes in circumstances indicate that the carrying amount of our property and equipment might not be recoverable, the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is determined based on discounted cash flows or appraised values, as appropriate. We did not record any impairment losses related to our property and equipment during any of the periods presented.

Intangible Assets

Our intangible assets are primarily comprised of the intangible assets that we acquired in the Airwide Acquisition. Specifically, we recognized intangible assets for (i) contractual backlog; (ii) customer relationships; and (iii) technology. At December 31, 2011, the contractual backlog intangible assets were fully amortized.

The intangible asset related to customer relationships is amortized for six years over a method that reflects an appropriate allocation of the costs of these intangible assets to earnings in proportion to the amount of economic benefits obtained in each reporting period. The intangible asset related to technology is amortized on a straight-line basis with estimated useful lives of six years from the date of the Airwide Acquisition.

Intangible assets are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the carrying amount of the asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The impairment loss to be recorded would be the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis or other valuation technique. We have not recorded any impairment charges to our intangible assets through September 30, 2013.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill and other intangible assets with indefinite lives are not amortized to operations, but instead are reviewed for impairment at least annually, or when there is an indicator of impairment. The Company has no intangible assets with indefinite useful lives, other than goodwill.

The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. An impairment loss shall be recognized to the extent that the carrying amount of goodwill exceeds its implied fair value.

We determine fair value using widely accepted valuation techniques, including discounted cash flows and market multiple analyses. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on its current business strategy in light of present industry and economic conditions, as well as its future expectations.

Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, the Company may record impairment charges in the future.

In connection with our annual goodwill impairment test, we have not recorded any impairment of such assets through September 30, 2013.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities related to a change in tax rates is recognized in operations in the period that includes the enactment date.

We provide a valuation allowance for its deferred tax assets when it is more likely than not that its deferred tax assets will not be realized, based on expectations of generating future taxable income. Due to our historical losses, the net deferred tax assets have been fully reserved with the establishment of a valuation allowance.

We recognize the effect of an income tax position only if it is more likely than not (a likelihood of greater than 50%) that such position will be sustained upon examination by the relevant taxing authorities. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We recognized an uncertain tax positions liability of $3.1 million as of December 31, 2012 and September 30, 2013, as a result of related party foreign transactions. We recognize both interest and penalties related to uncertain tax positions as part of the income tax provision. Based on the nature of foreign transactions, we do not believe there are any material interest and penalties due.

Fair Value Measurements

We account for financial instruments in accordance with FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which provides a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable.

Level 3 — Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Our financial instruments consist primarily of cash and cash equivalents, billed and unbilled accounts receivable, accounts payable and debt. The carrying amounts of financial instruments, other than the debt instruments, are representative of their fair values due to their short maturities. Our debt agreements are considered level 2 instruments and bear interest at market rates and thus management believes their carrying amounts approximate fair value.

We do not have any other financial or non-financial assets or liabilities that would be characterized as Level 2 or Level 3 instruments.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains cash and cash equivalent balances in the USA, Australia, Canada, China, Croatia, Finland, India, Malaysia, Singapore, Spain and the UK. The balances in the USA are FDIC insured. The Company maintains cash deposits with financial institutions with balances that often exceed federally insured amounts. We have experienced no losses related to these deposits.

Foreign Currency Translation

The functional currency for each of our foreign subsidiaries is the applicable local currency. Assets and liabilities of the foreign subsidiary are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at the rates of exchange prevailing during the period. Currency translation adjustments are recorded as a component of other comprehensive income (loss).

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income available to common shareholders by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, warrants, and convertible preferred stock during the period, using the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted earnings per share if their effect would be anti-dilutive. Note 10 provides additional information regarding loss per common share.

Research, Development and Engineering Costs

Costs related to research, design and development of service infrastructure technology are charged to research and development expense as incurred. Financial accounting standards provide for the capitalization of certain software development costs once technological feasibility has been established and for the evaluation of the recoverability of any capitalized costs on a periodic basis. Our software products have historically reached technological feasibility late in the developmental process, and developmental costs incurred after technological feasibility and prior to product release have been insignificant to date. Accordingly, no development costs have been capitalized to date and all research and product development expenditures have been expensed as incurred.

Stock-based Compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees. We measure stock-based compensation cost at the grant date, based on the estimated fair value of the award and recognizes the cost as an expense on a straight-line basis over the employee requisite service period. We estimate the fair value of stock options without market-based performance conditions using the Black-Scholes valuation model with the following weighted average assumptions:

•	Risk-free interest rate — U.S. Federal Reserve treasury constant maturities rate consistent vesting period;

•	Expected dividend yield — measured as the average annualized dividend estimated to be paid by the Company over the expected life of the award as a percentage of the share price at the grant date;

•	Expected term — the average of the vesting period and the expiration period from the date of issue of the award; and

•	Weighted average expected volatility — measured using historical volatility of similar public entities for which share or opinion price information is available.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the qualitative assessment indicates it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. This ASU is effective for the Company in the period beginning January 1, 2013. The adoption of this guidance did not affect our financial position, results of operations or cash flows.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements (“ASU 2012-04”). These amendments are presented in two sections — Technical Corrections and Improvements (Section A) and Conforming Amendments Related to Fair Value Measurements (Section B). The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, the amendments will make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. This update is not intended to significantly change U.S. GAAP. The Company does not expect the adoption of this update to have a material effect on the condensed consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires registrants to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present significant amounts reclassified out of AOCI by the respective line items of net income. ASU 2013-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. As the new standard does not change the current requirements for reporting net income or other comprehensive income in the financial statements, the Company’s financial position, results of operations or cash flows were not impacted.

3. Fair Value Measurements

The accounting guidance for fair value measurements establishes a three-tier fair value hierarchy, categorizing the inputs used to measure fair value.

The hierarchy can be described as follows:

Level 1—Observable inputs, such as quoted prices in active markets,

Level 2—Inputs other than the quoted prices in active markets that are observable either directly or indirectly, or

Level 3—Unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions.

This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. Our investment instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets.

There have been no changes to the valuation methods during the three or nine months ended September 30, 2013 and 2012 or the year ended December 31, 2012. We evaluate transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three or nine months ended September 30, 2013 and 2012 or the year ended December 31, 2012.

Our financial instruments consist primarily of cash and cash equivalents, billed and unbilled accounts receivable, accounts payable and debt. The carrying amounts of financial instruments, other than the debt instruments, are representative of their fair values due to their short maturities. Our debt agreements are considered level 2 instruments and bear interest at market rates and thus management believes their carrying amounts approximate fair value.

We do not have any other financial or non-financial assets or liabilities that would be characterized as Level 2 or Level 3 instruments.

4. Property, Equipment and Software

Property, equipment and software consist of the following:

	Estimated Useful Life	September 30, 2013	December 31, 2012

Computer software	3 years	$5,045	$4,540
Computer and lab equipment	3 years	8,417	7,770
Other equipment	2-5 years	1,498	1,578

Property and equipment, gross		14,960	13,888
Less: accumulated depreciation		(9,663)	(7,969)

Property and equipment, net		$5,297	$5,919

Depreciation expense of property, equipment and software totaled $0.7 million and $1.8 million for the three and nine months ended September 30, 2013, respectively; and $0.3 million and $1.0 million for the same periods in 2012.

5. Intangible Assets and Goodwill

Intangible assets primarily include the intangible assets that the Company acquired in the Airwide Acquisition. The intangible assets are being amortized on a straight-line basis. The amortization methods reflect an appropriate allocation of the costs of these intangible assets to earnings in proportion to the amount of economic benefits obtained in reporting periods.

Intangible assets as of September 30, 2013 are as follows:

Description	Weighted Average Amortization period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Contractual backlog	7	$1,377	$1,377	$—
Customer relationships	72	4,946	1,924	3,022
Technology	72	782	304	478
Certification	36	2,571	782	1,789

Total		$9,676	$4,387	$5,289

Intangible assets as of December 31, 2012 are as follows:

Description	Weighted Average Amortization period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Contractual backlog	7	$1,462	$1,462	$—
Customer relationships	72	5,280	1,568	3,712
Technology	72	825	249	576
Certification	36	1,833	407	1,426

Total		$9,400	$3,686	$5,714

Total amortization expense for the three and nine months ended September 30, 2013 was $0.4 million and $1.1 million. Total amortization expense for the three and nine months ended September 30, 2012 was $0 and $1.0 million, respectively.

A summary of changes in the Company’s carrying value of goodwill is as follows:

	September 30,	December 31,
	2013	2012

Balance, beginning of period	$923	$901
Foreign currency exchange translation	(28)	22

Balance, end of period	$895	$923

6. Accrued Liabilities

Accrued liabilities consist of the following:

	September 30,	December 31,
	2013	2012

Accrued payroll	$5,621	$4,323
Accrued expenses on contracts	3,240	1,996
Uncertain tax positions	3,053	3,053
Accrued professional fees	262	997
Other	2,595	3,698

Total accrued liabilities	$14,771	$14,067

7. Long-term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2013	2012

Silver Lake Waterman subordinated loan	$15,000	$—
Silicon Valley Bank subordinated loan	10,000	5,000
Silicon Valley Bank senior loan	10,000	10,000
Discount related to issuance of warrants	(1,718)	(300)

Long-term debt, less current portion	$33,282	$14,700

The Company had $35.0 million and $15.0 million gross of debt discount of $1.7 million and $0.3 million outstanding under its revolving credit facility and senior and subordinated loans as of September 30, 2013, and December 31, 2012, respectively.

Silicon Valley Bank Subordinated and Senior Loans

On October 18, 2012, the Company entered into loan agreements with Silicon Valley Bank. Under the agreements, the Company obtained two loans totaling $32.5 million (the “SVB Loans”). In February 2013, we amended the SVB Loans to join certain of our subsidiaries, including our non-U.S. subsidiaries, as co-borrowers. We also amended our minimum tangible net worth covenant. The SVB Loans include a $22.5 million Senior Loan secured by substantially all of the assets of the Company, including intellectual property. The Senior Loan has a three-year term at a floating rate of 1% above the U.S. prime rate, subject to a minimum interest rate of 4.25%. Under the terms of the agreement, the Company can draw up to 80% of eligible trade receivables up to $15.0 million, with the remaining $7.5 million generally available for working capital and cash management purposes. The Company also obtained a $10.0 million Subordinated Loan, also secured by substantially all of the assets of the Company, including intellectual property that has a three-year term at a fixed rate of 11%. Both loans require the payment of interest only on the outstanding balance through the term of the loan, with all principal payable in October 2015. Both loans may be prepaid at any time without penalty.

In connection with the SVB Loans, the Company issued warrants to purchase a total of 128,570 shares of the Company’s common stock at a price of $5.11 per share. In accordance with the guidance on accounting for debt issued with a warrant, the Company allocated the total proceeds between the loans and the warrant based on the relative fair value of the two instruments. Out of the total proceeds of $15.0 million, the Company allocated approximately $14.7 million to the loans and approximately $0.3 million to the warrant based on their relative fair values. The fair value of the common stock warrant was recorded to APIC, with a reduction to the loans as a debt discount. See Note 9 for further discussion of the valuation methodology and assumptions. The discount on the debt is being amortized over the terms of the loans and the amortization charge recorded as interest expense in the condensed consolidated statements of operations and comprehensive loss. The unamortized discount on the SVB Loans debt is $0.2 million at September 30, 2013.

The Silicon Valley Bank loan agreements contain certain restrictive covenants, and the Senior Loan requires us to maintain a minimum tangible net worth at all times. At September 30, 2013, we are in compliance all covenants applicable to us under the SVB Loans, as amended. The agreements also contain usual and customary events of default, the occurrence of which may result in all outstanding amounts under the loan agreements becoming due and payable immediately, and they also impose an interest penalty of an additional 5% above the otherwise applicable interest rate at any time when an event of default is continuing.

Silver Lake Waterman Growth Capital Loan

On June 4, 2013, we entered into a growth capital loan agreement with Silver Lake Waterman Fund, L.P. (“Silver Lake Loan”), for a $15.0 million subordinated term loan. The Silver Lake Loan is subordinated to our senior and subordinated loans with Silicon Valley Bank described above, and is secured by substantially all of our assets. The Silver Lake Loan matures on June 30, 2017 and bears interest at 12% annually. The accrued interest on the loan is payable monthly, with the principal amount due and payable on the loan’s maturity on June 30, 2017. The subordinated term loan includes a prepayment penalty of 5% for prepayment in the first year, 4% in the second year, 3% in the third year and 2% thereafter, except that if we choose to repay this subordinated term loan with the proceeds of our IPO, the prepayment penalty will not apply.

The subordinated term loan agreement with Silver Lake Waterman Fund contains restrictive covenants. One such covenant provides that we must use substantially all of the proceeds of the loan for our United States operations and may not use them for non-U.S. operations. Other covenants limit our ability to, among other things, incur liens on our assets, pay dividends, make investments or engage in acquisitions, and prevent dissolution, liquidation, merger or a sale of our assets outside of the ordinary course of business without the prior consent of the lender. The agreement also contains customary events of default, the occurrence of which may result in all outstanding amounts under the loan agreements becoming due and payable immediately, and they also impose an interest penalty of an additional 5% above the otherwise applicable interest rate at any time when an event of default is continuing.

In connection with the Silver Lake Loan, we issued warrants to purchase a total of 194,694 shares of our common stock at an exercise price of $0.007 per share. In accordance with the guidance to account for debt issued with a warrant, the Company allocated total proceeds between the loan and the warrant based on the relative fair value of the two instruments. Out of the total proceeds of $15.0 million, the Company allocated approximately $13.4 million to the loan and $1.6 million to the warrant based on their relative fair values. The fair value of the common stock warrant was recorded to APIC, with a reduction to the loan as a debt discount. See Note 9 for further discussion of the valuation methodology and assumptions. The discount on the debt is being amortized over the terms of the loan and the amortization charge recorded as interest expense in the condensed consolidated statements of operations. For the nine months ended September 30, 2013, we recorded $0.1 million of amortization into interest expense related to these warrants and the unamortized discount on the debt is $1.5 million at September 30, 2013.

8. Contingencies

Legal Proceedings

From time to time, we, our customers and our competitors are subject to various litigation and claims arising in the ordinary course of business. The software and communications infrastructure industries are characterized by frequent litigation and claims, including claims regarding patent and other intellectual property rights, claims for damages or indemnification for alleged breach under commercial supply or service contracts and claims regarding alleged improper hiring practices. From time to time we may be involved in various additional legal proceedings or claims.

We were one of 16 remaining defendants in Eon Corp. IP Holdings, LLC v. Sensus USA, Inc. et al. The plaintiff Eon Corp. IP Holdings, LLC, or Eon, a non-operating entity, alleges that each of the defendants has infringed, and continues to infringe, Eon’s U.S. Patent No. 5,592,491. The suit was originally filed in October 2010 in the United States District Court for the Eastern District of Texas. In January 2012, the court granted defendants’ motion to transfer the suit to the United States District Court for the Northern District of California. In June 2013, we entered into a settlement agreement with Eon. This had no material impact on our condensed consolidated financial statements. In July 2013, the court dismissed all claims against us.

We are not aware of any pending or threatened legal proceeding against us that could have a material adverse effect on our business, operating results or financial condition.

9. Stockholders’ Equity (Deficit)

Stock Option Plan

The Company has two stock option plans: the Amended and Restated 2005 Stock Plan (the “2005 Plan”), and the 2013 Stock Plan (the “2013 Plan”). In January 2013, the Company terminated the 2005 Plan and provided that no further stock awards were to be granted under the 2005 Plan and adopted the 2013 Plan as a continuation of and successor to the 2005 Plan. In connection with our IPO, all shares that were reserved under the 2005 Plan but not issued were assumed by the 2013 Plan and no further shares will be granted pursuant to the 2005 Plan. All outstanding stock awards under the 2005 Plan will continue to be governed by the existing terms. Under the 2013 Plan, the Company has the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and/or performance shares. Additionally, the 2013 Plan provides for the grant of performance cash awards to employees, directors and consultants. The ISOs and NSOs will be granted at a price per share not less than the fair value at date of grant. Options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest monthly thereafter. Options granted generally are exercisable up to 10 years. Restricted stock awards generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest monthly thereafter.

To the extent permitted by the application option agreements, unvested options granted under the 2005 Plan can be exercised into shares of restricted stock. Where options granted under the 2005 Plan are immediately exercisable, and the underlying shares are subject to a right of repurchase by the Company (at its option) at the lower of the original exercise price or fair market value for all unvested restricted shares at the termination of service. At September 30, 2013, options that were fully vested amounted to 1,858,663 shares with a weighted average exercise price of $1.28 and weighted average remaining contractual term of 5.8 years and intrinsic value of $17.4 million. At September 30, 2013, there were 1,695,708 common shares available for future grants under the 2013 Plan.

The fair value of each stock option granted to employees is estimated on the date of grant and for non-employees on each vesting and reporting date using the Black-Scholes option-pricing model. The following table summarizes the weighted average assumptions used in calculating the fair value of the awards during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate (U.S. Treasury)	1.7%	2.8%	1.7%	2.8%
Expected term	6.0 years	6.1 years	6.0 years	6.1 years
Expected volatility	57.0%	47.0%	57.0%	47.0%

The fair value of all the awards granted is amortized to expense on a straight-line basis over the requisite service periods, which are generally the vesting periods. We granted stock options with a weighted-average grant date fair value during the nine months ended September 30, 2013 of $4.61.

The following table summarizes the stock option activity for the nine months ended September 30, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of January 1, 2013	2,696,795	$1.80
Granted	256,186	8.12
Exercised	(19,309)	0.86
Forfeited or expired	(72,783)	4.05

Outstanding as of September 30, 2013	2,860,889	$2.31	6.60	$23,825

The following table presents our share-based compensation resulting from equity awards that we recorded in our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Cost of revenues	$131	$—	$131	$—
Research and development	209	—	209	—
Sales and marketing	400	—	400	—
General and administrative	120	87	421	203

Total	$860	$87	$1,161	$203

Warrants

Communities Foundation of Texas

On November 1, 2006, the Company issued a warrant to the Communities Foundation of Texas to purchase 2,857 shares of its common stock at a price of $0.42 per share. The warrant was to expire in November 2011. On September 11, 2012, the Company reissued the warrant at a price of $5.11 per share. The reissued warrant had a term of five years, and was deemed exercised upon the closing of our initial public offering.

Silicon Valley Bank and Silver Lake Waterman Fund

In connection with the SVB Loans entered into on October 28, 2012, the Company issued warrants to Silicon Valley Bank and WestRiver Mezzanine Loans, LLC exercisable for a total of 128,570 shares of common stock at a price of $5.11 per share. After giving effect to the completion of our IPO, the warrants expire in November 2016. The Company will provide the holders of the warrants with written notice of at least seven business days prior to the closing of a cash/public acquisition. Upon the closing of other than a cash/public acquisition, the acquiring, surviving or successor entity assumes the obligation of the warrants. The fair value of the warrants of $0.3 million was determined using the Black-Scholes pricing model. The Company used a risk-free interest rate of 1.72%, stock price volatility of 62%, a term of four years and expected dividends of 0%. The average remaining life of the Common Stock warrants as of September 30, 2013 was 9.1 years.

In connection with the Silver Lake Loan, we issued a warrant to purchase a total of 194,694 shares of our common stock at an exercise price of $0.007 per share. After giving effect to the completion of our IPO, the warrant has a term expiring on the earlier of November 5, 2016 or the consummation of an acquisition of the Company. The fair value of the warrants of $1.6 million was determined using the Black-Scholes pricing model. The Company used a risk-free interest rate of 1.99%, stock price volatility of 58%, a term of three years and expected dividends of 0%. The average remaining life of the common stock warrants as of September 30, 2013 was 6.7 years.

Investor and Former Lender

At September 30, 2013, the Company had 909,512 warrants outstanding to acquire shares of its common stock at $6.6794 per share. These warrants were originally exercisable for the Company’s Series C Redeemable Convertible Preferred and were issued in connection with debt financing and to an investor. The warrants were issued in October 2008 and have a term of seven years. The fair value on the date of issuance of all these warrants was insignificant. None of these warrants were exercised for the nine months ended September 30, 2013. The average remaining life of these warrants, as of September 30, 2013, was 2.1 years.

10. Net Loss Per Share

We calculate basic net income (loss) per share by dividing net income (loss) attributable to Mavenir for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share attributable to Mavenir is computed giving effect to all potential weighted average diluted common stock, including options and warrants, using the treasury stock method.

The computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Net loss	$(4,513)	$(3,418)	$(12,448)	$(9,068)

Basic common shares:
Weighted average number of shares outstanding	1,348	1,310	1,342	1,270
Diluted common shares:
Weighted average shares used to compute diluted net loss per share	1,348	1,310	1,342	1,270

Net loss per share attributable to common stockholders:
Basic	$(3.35)	$(2.61)	$(9.28)	$(7.14)

Diluted	$(3.35)	$(2.61)	$(9.28)	$(7.14)

The convertible preferred stock numbers shown in the table below are on a common stock equivalent basis as a result of the reverse stock split described in Note 1, Description of the Business and Basis of Presentation.

The following weighted-average common stock equivalents were excluded from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive for the periods presented due to the net loss for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Convertible preferred stock	16,452,467	16,452,467	16,452,467	16,452,467
Stock options	2,042,036	1,443,148	1,919,410	1,292,141
Warrants	1,235,633	—	1,235,633	—

11. Income Taxes

We base the provision for income taxes in our interim condensed consolidated financial statements on estimated annual effective tax rates in the tax jurisdictions where we operate. We monitor the assumptions used in estimating the annual effective tax rate and make adjustments, if required, throughout the year. If actual results differ from the assumptions used in estimating our annual effective income tax rate, future income tax expense could be materially affected. For the three and nine months ended September 30, 2013, our effective tax rate of (8.5)% and (18.8)%, respectively, differs from the U.S. federal statutory rate primarily due to losses in tax jurisdictions where we are not able to record a tax benefit, losses in tax jurisdictions where we have recorded a valuation allowance on deferred tax assets, revaluation of the contingent consideration, which does not impact taxable income, and expenses not deductible for tax purposes, partially offset by the recognition of a tax benefit resulting from legislation enacted January 2, 2013 retroactively reinstating the research and development tax credit and earnings in lower-tax jurisdictions for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States, measured against a pretax loss for the year.

For the three and nine months ended September 30, 2012, our effective tax rate of (1.2%) and (2.9%), respectively, varied from the U.S. federal statutory rate primarily due to the relative mix of earnings or losses within the tax jurisdictions in which we operate, losses in tax jurisdictions where we were not able to record a tax benefit, as well as various book expenses that were not deductible for tax purposes.

We are subject to income taxes in the United States and numerous foreign jurisdictions. The overall effective tax rate will continue to be dependent upon the geographic distribution of our earnings or losses and changes in tax laws or interpretations of these laws in these operating jurisdictions. We monitor the assumptions used in estimating the annual effective tax rate and make adjustments, if required, throughout the year. If actual results differ from the assumptions used in estimating our annual income tax rates, future income tax expense could be materially affected.

We measure and recognize uncertain tax positions. To recognize such positions, we first determine if it is more likely than not that the position will be sustained on audit. We then measure the benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We do not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months. Tax positions for Mavenir and its subsidiaries are subject to income tax audits by multiple tax jurisdictions throughout the world. An adverse resolution of one or more uncertain tax positions in any period could have a material impact on the results of operations for that period.

Our net deferred tax asset is offset by a valuation allowance since such amounts are not considered realizable on a more-likely-than-not basis. We have not accrued a provision for income taxes on undistributed earnings of approximately $10.2 million of certain non-U.S. subsidiaries, as of September 30, 2013 since such earnings are likely to be reinvested indefinitely. If the earnings were distributed, we would be subject to U.S. federal income and foreign withholding taxes. Determination of an unrecognized deferred income tax liability with respect to such earnings is not practicable.

12. Segment and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers, in deciding how to allocate resources and in assessing performance. Our chief operating decision-makers (i.e., our chief executive officer and his direct reports) review financial information presented on a condensed consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of allocating resources and evaluating financial performance. The Company has concluded that it operates in one segment and has provided the required enterprise-wide disclosures.

For the three and nine months ended September 30, 2013, four of our customers (AT&T, Deutsche Telekom, T-Mobile and Vodafone) together accounted for 67% and 65% of our total revenue. For the three and nine months ended September 30, 2012, four of our customers (AT&T, Deutsche Telekom, T-Mobile and Vodafone) together accounted for 49% and 53% of our total revenue. No other customer accounted for more than 10% of our total revenues for the three and nine months ended September 30, 2013 and 2012. Revenues by geographic area are based on the deployment site location of the end customers. The following tables present our revenues and long-lived assets by geographic region:

Net revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

North America	$15,678	$8,666	$37,041	$28,952
EMEA (or Europe, Middle East and Africa)	7,325	4,177	24,994	16,661
APAC (or Asia-Pacific)	2,968	4,265	12,126	11,445

Consolidated Total	$25,971	$17,108	$74,161	$57,058

Long-Lived Assets

	September 30,	December 31,
	2013	2012
North America	$8,810	$9,627
EMEA (or Europe, Middle East and Africa)	1,986	2,314
APAC (or Asia-Pacific)	685	615

Consolidated Total	$11,481	$12,556

13. Subsequent Events

In November 2013, we closed our IPO, which resulted in the sale of 5,320,292 shares of our common stock at a public offering price of $10.00 per share, before underwriting discounts and commissions, and sales of 129,708 shares by certain selling stockholders. We received net proceeds from the IPO of approximately $44.5 million after deducting underwriting discounts, commissions, and estimated expenses payable by us.

In connection with preparing for the IPO, our Board of Directors and stockholders approved a 7-for-1 reverse stock split of our common stock. The reverse stock split became effective on November 1, 2013. All share and per share amounts in the condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

In connection with the closing of the IPO, all of our outstanding preferred stock automatically converted into an aggregate of 16,452,467 shares of our common stock.

On October 23, 2013, our Board of Directors approved the grant of options to purchase 400,000 shares of our common stock with an exercise price of $10.00 per share.

On November 19, 2013, we repaid our Silicon Valley Bank senior loan of $10.0 million, using proceeds from our IPO.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the Securities Act) with the Securities and Exchange Commission (the SEC) on November 7, 2013 (the Prospectus).

Throughout this MD&A, we refer to Mavenir Systems, Inc. as “Mavenir,” the “Company,” “we,” “us” and “our.” Throughout this MD&A, where we provide discussion of the three and nine months ended September 30, 2013, and we provide data for the same period in the prior year, we refer to the prior period as “2012.” All dollar, option and share amounts are reported in thousands, unless otherwise noted.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements.

Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Our forward-looking statements are based on the beliefs and assumptions of our management based on information currently available to management, and are not guarantees of future performance or development. All of our forward-looking statements are subject to risks, uncertainties and other important factors, some of which are outside our control, which could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included under Part II, Item 1A below and those risks discussed in other documents we file with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a leading provider of software-based telecommunications networking solutions that enable mobile service providers to deliver internet protocol (IP)-based voice, video, rich communications and enhanced messaging services to their subscribers globally. Our solutions deliver Rich Communication Services (RCS), which enable enhanced mobile communications, such as group text messaging, multi-party voice or video calling and live video streaming as well as the exchange of files or images, over existing 2G and 3G networks and next generation 4G Long Term Evolution (LTE) networks. Our solutions also deliver voice services over Long Term Evolution (LTE) technology and wireless (Wi-Fi) networks, known respectively as Voice over LTE (VoLTE) and Voice over Wi-Fi (VoWi-Fi). We enable mobile service providers to offer services that generate increased revenue and improve subscriber satisfaction and retention, while allowing them to improve time-to-market of new services and reduce network costs. Our mOne® Convergence Platform has enabled leading mobile service providers to introduce the industry’s first live network deployment of VoLTE and the industry’s first live deployment of next-generation RCS 5.

We sell our solutions principally to wireless mobile service providers globally through our direct sales force or strategic third-party reseller partners. Revenue from our solutions is generated from the sale of software products and maintenance and support. Software products revenues consist of software licenses, hardware and professional services fees from software customizations, feature development and training for customers. Maintenance revenue includes support, annual software maintenance agreements and extended hardware warranty arrangements.

Financial highlights for the three months ended September 30, 2013 include:

•	For the three months ended September 30, 2013, we generated revenues of $26.0 million, representing growth of 51.8% over the three months ended September 30, 2012.

•	Revenues from our Voice and Video product group increased by 52.1% and revenues from our Enhanced Messaging product group increased by 51.6% for the three months ended September 30, 2013 compared to the same period in 2012.

•	We experienced revenue growth of 80.9% in the company’s Americas region and 75.4% growth in the Europe, Middle East and Africa region, compared with a revenue decrease of 30.4% in the Asia-Pacific region, for the three months ended September 30, 2013, as compared to the same period in 2012.

•	For the three months ended September 30, 2013, earnings before interest, taxes, depreciation and amortization, as adjusted for stock-based compensation and foreign currency (adjusted EBITDA), increased $2.6 million from a loss of $4.1 million for the three months ended September 30, 2012 to a loss of $1.5 million for the three months ended September 30, 2013.

Recent Developments

On November 13, 2013, we closed an IPO of our common stock, which resulted in the sale of 5,320,292 shares of our common stock at a public offering price of $10.00 per share, before underwriting discounts and commissions, and sales of 129,708 shares by certain selling stockholders. We received net proceeds from the IPO of approximately $44.5 million after deducting underwriting discounts, commissions, and estimated expenses payable by us. We used $10.0 million of the proceeds to repay our Silicon Valley Bank senior loan.

In connection with preparing for the IPO, our Board of Directors and stockholders approved a 7-for-1 reverse stock split of our common stock. The reverse stock split became effective on November 1, 2013. All share and per share amounts in the condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, website and internal-use software development costs, income taxes and stock-based compensation have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Please refer to Note 2 of the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our significant accounting policies.

Key Operating and Financial Performance Metrics

As part of the management of the company, we monitor and evaluate the key operating and financial performance metrics noted below to help us establish our budgets, measure our business operating performance, assess trends and evaluate our performance as compared to that of our competitors. We discuss revenue, gross profit margin and operating results below under “— Components of Operating Results.” We discuss cash and cash equivalents and cash flows from operations below under “— Liquidity and Capital Resources.”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$25,971	$17,108	$74,161	$57,058
Gross Profit Margin	47.9%	53.4%	54.5%	59.6%
Operating Loss	(3,407)	(4,432)	(5,973)	(8,976)
Cash and Cash Equivalents	7,968	5,448	7,968	5,448
Cash used in Operations	(6,803)	(5,724)	(16,978)	(13,992)

Adjusted EBITDA Reconciliation

Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a metric used by management to measure operating performance. Adjusted EBITDA represents EBITDA excluding the impact of stock-based compensation expense and foreign exchange gain/(loss). We present adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting other income (expense), net), tax positions (such as the impact on periods or companies of changes in effective tax rates), the age and book depreciation of fixed assets (affecting relative depreciation expense), the impact of acquisitions and the impact of stock-based compensation expense. Because adjusted EBITDA facilitates internal comparisons of operating performance on a more consistent basis, we also use adjusted EBITDA in measuring our performance relative to that of our competitors. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our profitability or liquidity. We understand that although adjusted EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not reflect changes in our effective tax rate;

•	although depreciation is a non-cash charge, the assets being depreciated will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and

•	other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table reconciles net loss to adjusted EBITDA for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net loss	$(4,513)	$(3,418)	$(12,448)	$(9,068)
Net interest expense	1,068	38	2,175	63
Income tax expense	354	43	1,972	254
Depreciation and amortization	1,050	287	2,849	1,972

EBITDA	(2,041)	(3,050)	(5,452)	(6,779)

Stock-based compensation expense	860	87	1,161	203
Foreign exchange loss (gain)	(316)	(1,095)	2,328	(225)
Other acquisition-related expenses including:
Acquisition-related restructuring costs	—	—	—	—
Transaction costs	—	—	—	—

Adjusted EBITDA	$(1,497)	$(4,058)	$(1,963)	$(6,801)

Components of Operating Results

Revenue

Revenue from our solutions is generated from the sale of software products and maintenance and support. Software products revenues consist of software licenses, hardware and professional services fees from software customizations, feature development and training for customers. Maintenance revenue includes support, annual software maintenance agreements and extended hardware warranty arrangements.

We report two classifications of revenue:

•	Software products revenue includes revenue arrangements that consist of tangible products with essential software elements, perpetual right-to-use (RTU) software licenses and sales of industry standard hardware. Software products revenue is supported by customer contracts that generally outline terms and conditions, including those that relate to acceptance of the product. Software products revenue also includes software customizations and feature development for individual customers and training of customers.

•	Maintenance revenue includes support, annual software maintenance agreements and extended hardware warranty arrangements. Revenue from these services is recognized ratably over the service delivery period.

Please refer to Note 2 of the financial statements included in this Quarterly Report on Form 10-Q, for a detailed description of our revenue recognition.

Cost of Revenue

Our cost of software products revenue consists of payroll-related costs of service personnel, third-party hardware and third-party software licenses and the shipping and installation costs to any of our customers. The costs associated with our RTU software licenses are expensed as incurred in operating costs under research and development.

Our cost of maintenance revenue includes salaries, employee benefits, stock-based compensation and other related expenses. Additionally, hardware and third-party software licenses and services are included.

Gross Profit and Gross Profit Margin

Gross profit is the calculation of total revenue minus total cost of revenue. Our gross profit margin is our gross profit expressed as a percentage of revenue. Our gross profit margin has been and will continue to be affected by a variety of factors, including the mix of customers and types of revenue, cost fluctuations and reduction activities, including technological changes. Additionally, changes in foreign exchange rates may impact gross profit and gross profit margin.

Operating Expenses

Operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Salaries and personnel costs are the most significant component of each of these expense categories.

Research and Development Expenses. Research and development expenses primarily consist of salaries and personnel costs for research and development employees, including stock-based compensation and bonuses. Additional expenses include costs related to development, quality assurance and testing of new software and enhancement of existing software, consulting, travel and other related overhead such as facility costs.

Additionally, we supplement our own research and development resources with third-party international and domestic subcontractors for software development, documentation, quality assurance and software support. We believe continuing to invest in research and development efforts is essential to maintaining our competitive position. We expect research and development expenses to increase in the foreseeable future as we continue to broaden our product portfolio.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and personnel costs for our sales and marketing employees, including stock-based compensation, commissions and bonuses. Additional expenses include attendance at trade shows, marketing programs, consulting, travel and other related overhead. We expect our sales and marketing expenses to increase in the foreseeable future as we further increase the number of our sales and marketing professionals as we continue our geographic expansion and continue to grow our business.

General and Administrative Expenses. General and administrative expenses primarily consist of salary and personnel costs for administration, finance and accounting, legal, information systems and human resources employees, including stock-based compensation and bonuses. Additional expenses include consulting and professional fees, travel, insurance and other corporate expenses and gain or loss on disposal of assets. Expenses related to the acquisition of Airwide Solutions, including the amortization of intangible assets relating to customer relationships and technology, are included.

Operating Results

Operating results are the result of subtracting our total operating expenses from our gross profits. We use operating results to analyze the profitability of our operations without the effects of non-operating income and expenses.

Stock-Based Compensation

We include stock-based compensation as part of cost of revenue and operating expenses in connection with the grant or modification of stock options and other equity awards to our independent directors, employees and consultants. We apply the fair value method in accordance with authoritative guidance for determining the cost of stock-based compensation. The total cost of the grant or modification is measured based on the estimated fair value of the award at the date of grant. The fair value is then recognized as stock-based compensation expense over the vesting period of the award. For the three and nine months ended September 30, 2013, we recorded $0.9 million and $1.2 million of stock-based compensation expense, compared to $0.1 million and $0.2 million for the same periods in 2012.

At September 30, 2013, there was $2.0 million of total unrecognized cost related to stock options granted under our amended and restated 2013 Stock Plan, which cost is expected to be recognized over a weighted average period of 2.3 years.

Net Interest Expense

Net interest expense consists of the difference between interest income and interest expense. Interest income represents interest received on our cash and cash equivalents. Interest expense is due to commercial loans. See “Liquidity and Capital Resources” elsewhere in this section.

Income Tax Expense

Income tax expense consists of U.S. federal, state and foreign income taxes. We are required to pay income taxes in certain states and foreign jurisdictions. Historically, we have not been required to pay U.S. federal income taxes due to our accumulated net operating losses. For the three and nine month period ended September 30, 2013, we have net operating loss carryforwards to utilize in the U.S.

Results of Operations

Three Months Ended September 30, 2013 and 2012

Revenues

	Three Months Ended September 30,				Change
	2013	%	2012	%	Amount	%

Revenue by type:
Software products	$20,788	80.0%	$11,848	69.3%	$8,940	75.5%
Maintenance	5,183	20.0%	5,260	30.7%	(77)	-1.5%

Total revenues	$25,971	100.0%	$17,108	100.0%	$8,863	51.8%

Revenue by Geographic Area:
Americas	$15,678	60.4%	$8,666	50.7%	$7,012	80.9%
Europe, Middle East and Africa	7,325	28.2%	4,177	24.4%	3,148	75.4%
Asia-Pacific	2,968	11.4%	4,265	24.9%	(1,297)	-30.4%

Total revenues	$25,971	100.0%	$17,108	100.0%	$8,863	51.8%

Revenue by Product Group:
Enhanced Messaging	$16,108	62.0%	$10,622	62.1%	$5,486	51.6%
Voice & Video	9,863	38.0%	6,486	37.9%	3,377	52.1%

Total revenues	$25,971	100.0%	$17,108	100.0%	$8,863	51.8%

Revenues increased by 51.8%, or $8.9 million, for the three months ended September 30, 2013, compared to the same period in the prior year. Our revenue growth is from our expansion of existing customer relationships, in particular additional sales opportunities for our solutions generated by successful product launches. Software products revenue grew $9.0 million, or 75.5%, to $20.8 million in the three months ended September 30, 2013 from $11.8 million for the same period in 2012. The increased revenues were primarily from additional volume while price was stable. Maintenance revenues remained consistent from period to period, as growth in this revenue type lags behind the increase in software revenues.

Total revenue from the Americas region grew by $7.0 million, or 80.9%, to $15.7 million for the three months ended September 30, 2013 from $8.7 million for same period in 2012. Revenues in the EMEA region increased $3.1 million, or 75.4%, to $7.3 million for the three months ended September 30, 2013 from $4.2 million for same period in 2012. Revenues in the Asia-Pacific region decreased $1.3 million, or (30.4%), to $3.0 million for the three months ended September 30, 2013 from $4.3 million for same period in 2012. Revenues in the Americas region increased at a greater percentage than in EMEA due to strong sales of Voice and Video solutions in the market. The decrease in the APAC region was primarily due to slowing sales of Enhanced Messaging compared to the prior year period.

Revenues from Enhanced Messaging products decreased by $5.5 million, or 51.6%, to $16.1 million for the three months ended September 30, 2013 from $10.6 million for same period in 2012. Revenue from the Voice and Video product group grew by $3.4 million, or 52.1%, to $9.9 million for the three months ended September 30, 2013 from $6.5 million for same period in 2012. Both product groups increased, as we generated additional sales opportunities for our next-generation solutions through successful product launches with existing customers and our existing customers rolled out our solutions to larger numbers of subscribers.

Cost of Revenue and Gross Profit

	Three Months Ended September 30,				Change
	2013	%	2012	%	Amount	%
Cost of Revenue
Software products	$10,806	79.9%	$6,068	76.2%	$4,738	78.1%
Maintenance	2,716	20.1%	1,900	23.8%	816	42.9%

Total	$13,522	100.0%	$7,968	100.0%	$5,554	69.7%

Gross Profit
Software products	$9,982	80.2%	$5,780	63.2%	$4,202	72.7%
Maintenance	2,467	19.8%	3,360	36.8%	(893)	-26.6%

Total	$12,449	100.0%	$9,140	100.0%	$3,309	36.2%

Our cost of revenue increased $5.5 million, or 69.7%, to $13.5 million for the three months ended September 30, 2013 from $8.0 million for the same period in 2012. Cost of revenue increased due to an increase in our sales volumes, offset by a decrease in costs primarily due to our strategic move to relocate certain functions to lower cost regions.

Total gross profit increased $3.3 million, or 36.2%, to $12.4 million for the three months ended September 30, 2013 from $9.1 million for same period in 2012. Gross profit margin decreased to 47.9% for the three months ended September 30, 2013 from 53.4% for same period in 2012. The decrease was primarily due to a greater mix of early phase hardware deployments and lab equipment, which are generally lower margin.

Research and Development

Research and development expenses decreased by $0.1 million for the three months ended September 30, 2013, compared to the same period in the prior year as we shifted this function to lower cost regions.

Sales and Marketing

Sales and marketing costs increased by $0.7 million for the three months ended September 30, 2013, compared to the same period in the prior year. The growth in sales and marketing expense was primarily due to an increase in personnel costs and related expense to further enhance direct selling opportunities and to support sales growth into additional geographic areas.

General and Administrative

General and administrative expenses increased by $1.8 million for the three months ended September 30, 2013, compared to the same period in the prior year. The growth in general and administrative expense was primarily due to an increase in personnel costs and related expenses, driven by a headcount increase to support our growth.

Net Interest Expense

	Three Months Ended September 30,
	2013	2012	Variance Dollars

Interest income	$(4)	$(6)	$2
Interest expense	1,072	44	1,028

Total	$1,068	$38	$1,030

Net interest expense increased by $1.0 million for the three months ended September 30, 2013, compared to the same period in the prior year. The change was primarily attributable to an increase in interest expense due to an increase in our outstanding debt in the second half of 2012 and during 2013.

Foreign exchange

Foreign exchange gain decreased by $0.8 million, to $(0.3) million for the three months ended September 30, 2013 from $(1.1) million for the same period in 2012. This is due to changes in transactional currencies compared to the functional currencies during the respective periods.

Nine Months Ended September 30, 2013 and 2012

Revenues

	Nine Months Ended September 30,				Change
	2013	%	2012	%	Amount	%

Revenue by type:
Software products	$58,052	78.3%	$41,181	72.2%	$16,871	41.0%
Maintenance	16,109	21.7%	15,877	27.8%	232	1.5%

Total revenues	$74,161	100.0%	$57,058	100.0%	$17,103	30.0%

Revenue by Geographic Area:
Americas	$37,041	49.9%	$28,952	50.7%	$8,089	27.9%
Europe, Middle East and Africa	24,994	33.7%	16,661	29.2%	8,333	50.0%
Asia-Pacific	12,126	16.4%	11,445	20.1%	681	6.0%

Total revenues	$74,161	100.0%	$57,058	100.0%	$17,103	30.0%

Revenue by Product Group:
Enhanced Messaging	$49,458	66.7%	$38,786	68.0%	$10,672	27.5%
Voice & Video	24,703	33.3%	18,272	32.0%	6,431	35.2%

Total revenues	$74,161	100.0%	$57,058	100.0%	$17,103	30.0%

Revenues increased by 30.0%, or $17.1 million, for the nine months ended September 30, 2013, compared to the same period in the prior year. Revenue growth was generated by expanding customer relationships in all geographies and in both the Enhanced Messaging and Voice and Video segments. Software products revenue grew $16.9 million, or 41.0%, to $58.1 million in the nine months ended September 30, 2013 from $41.2 million for the same period in 2012. The increased revenues were primarily from additional volume while price was stable. Maintenance revenues remained consistent from period to period, as growth in this segment lags behind the increase in software revenues.

Total revenue from the Americas region grew by $8.1 million, or 27.9%, to $37.0 million for the nine months ended September 30, 2013 from $29.0 million for same period in 2012. Revenues in the EMEA region increased $8.3 million, or 50.0%, to $25.0 million for the nine months ended September 30, 2013 from $16.7 million for same period in 2012. Revenues in the Asia-Pacific region increased $0.7 million, or 6.0%, to $12.1 million for the nine months ended September 30, 2013 from $11.4 million for same period in 2012. Revenues in EMEA increased at a greater percentage than the Americas and Asia-Pacific due to increased overall acceptance of our products, resulting in additional sales in these areas. Deployment of early phase hardware to multiple customers in the EMEA region, as well as successful product extensions helped increase year over year revenue in the region. The Americas region also experienced revenue increases through the deployment of multiple customer solutions during the period.

Revenues from Enhanced Messaging products increased by $10.7 million, or 27.5%, to $49.5 million for the nine months ended September 30, 2013 from $38.8 million for same period in 2012. Revenue from the Voice and Video product group grew by $6.4 million, or 35.2%, to $24.7 million for the nine months ended September 30, 2013 from $18.3 million for same period in 2012. Both product groups increased, as we generated additional sales opportunities for our next-generation solutions through successful product launches with existing customers and our existing customers rolled out our solutions to larger numbers of subscribers.

Cost of Revenue and Gross Profit

	Nine Months Ended September 30,				Change
	2013	%	2012	%	Amount	%
Cost of Revenue
Software products	$28,220	83.6%	$17,314	75.1%	$10,906	63.0%
Maintenance	5,543	16.4%	5,744	24.9%	(201)	-3.5%

Total	$33,763	100.0%	$23,058	100.0%	$10,705	46.4%

Gross Profit
Software products	$29,832	73.8%	$23,867	70.2%	$5,965	25.0%
Maintenance	10,566	26.2%	10,133	29.8%	433	4.3%

Total	$40,398	100.0%	$34,000	100.0%	$6,398	18.8%

Our cost of revenue increased $10.7 million, or 46.4%, to $33.8 million for the nine months ended September 30, 2013 from $23.1 million for the same period in 2012. Cost of revenue increased due to an increase in our sales volumes, offset by a decrease in costs primarily due to our strategic move to relocate certain functions to lower cost regions.

Total gross profit increased $6.4 million, or 18.8%, to $40.4 million for the nine months ended September 30, 2013 from $34.0 million for same period in 2012. Gross profit margin decreased to 54.5% for the nine months ended September 30, 2013 from 59.6% for same period in 2012. The decrease was primarily due to a greater mix of early phase hardware deployments and lab equipment, which are generally lower margin.

Research and Development

Research and development expenses decreased by $1.5 million for the nine months ended September 30, 2013, compared to the same period in the prior year as we shifted this function to lower cost regions.

Sales and Marketing

Sales and marketing costs increased by $1.7 million for the nine months ended September 30, 2013, compared to the same period in the prior year. The growth in sales and marketing expense was primarily due to an increase in personnel costs and related expense driven by increased headcount to further enhance direct selling opportunities and to support sales growth into additional geographic areas.

General and Administrative

General and administrative expenses increased by $3.2 million for the nine months ended September 30, 2013, compared to the same period in the prior year. The growth in general and administrative expense was primarily due to an increase in personnel costs and related expenses, driven by a headcount increase to support our growth.

Net Interest Expense

	Nine Months Ended September 30,		Variance Dollars
	2013	2012

Interest income	$(12)	$(10)	$(2)
Interest expense	2,187	73	2,114

Total	$2,175	$63	$2,112

Net interest expense increased by $2.1 million, for the nine months ended September 30, 2013, compared to the same period in the prior year. The change was primarily attributable to an increase in interest expense due to an increase in our outstanding debt in the second half of 2012 and during 2013.

Foreign exchange

Foreign exchange loss increased by $2.5 million, to $2.3 million for the nine months ended September 30, 2013 from a gain of $(0.2) million for the same period in 2012. This is due to changes in transactional currencies compared to the functional currencies during the respective periods.

Liquidity and Capital Resources

We have funded our operations from 2005 to September 30, 2013 primarily with net proceeds from issuances of preferred stock of approximately $105 million and, to a lesser extent, borrowings under credit facilities. Subsequent to September 30, 2013, we raised net proceeds of approximately $44.5 million through the completion of our IPO. As of September 30, 2013, our capital resources consisted principally of cash and cash equivalents totaling $8.0 million. Our cash, cash equivalents, and short-term investments are comprised primarily of commercial paper, certificates of deposit, fixed income securities, and time deposits. Subsequent to September 30, 2013, we closed an IPO of our common stock, which resulted in net proceeds of approximately $44.5 million after deducting underwriting discounts, commissions, and estimated expenses payable by us.

Cash continues to be used in operations and we expect that our current loan agreements with Silicon Valley Bank and Silver Lake Waterman Fund, cash generated from operations and the net proceeds of our IPO will provide cash sufficient to meet our currently anticipated cash requirements for at least the next twelve months.

Our cash flows were as follows:

	Nine Months Ended September 30,
	2013	2012	$ Change

Cash Provided by (Used in)
Operations	$(16,978)	$(13,992)	$(2,986)
Investing	$(1,962)	$(2,465)	$503
Financing	$20,017	$2,939	$17,078

Operating Activities

Cash flows from operating activities are an additional measure of our overall business performance, as it enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation, amortization and stock-based compensation expense.

Cash flow used in operating activities during the nine months ended September 30, 2013 primarily consisted of a net loss of $(12.4) million as well as working capital requirements and other activities of $(4.6) million as business activity accelerated. The increase in cash used from operating activities during the nine months ended September 30, 2013 compared to the same period in 2012 was primarily due to an increase in net loss as adjusted for non-cash items such as depreciation, amortization, and share-based compensation.

Investing Activities

Our investing activities have consisted primarily of business combinations as well as purchases of equipment, including software.

For the nine months ended September 30, 2013, net cash used for investing activities was $2.0 million, compared to $2.4 million for the nine months ended September 30, 2012. Capital expenditures decreased by $0.4 million during the nine months ended September 30, 2013 compared to the same period in the prior year.

Financing Activities

Our financing activities have consisted primarily of the issuances of preferred stock and the incurrence and repayment of indebtedness under loan arrangements.

For the nine months ended September 30, 2013, net cash provided by financing activities was $20.0 million, consisting primarily of proceeds from borrowings on debt. The increase in cash provided by financing activities during the nine months ended September 30, 2013 compared to the same period in 2012 was mainly due to an increase in borrowings to help fund the working capital requirements of the business.

Operating and Capital Expenditure Requirements

In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities, grow our customer base, implement and enhance our information technology and enterprise resource planning system and operate as a public company. As revenues increase, we expect our accounts receivable balance to increase. Any such increase in accounts receivable may not be completely offset by increases in accounts payable and accrued expenses, which would likely result in greater working capital requirements.

If our available cash balances are insufficient to satisfy our liquidity requirements, we may seek to sell equity or convertible debt securities or enter into additional credit facilities. The sale of equity and convertible debt securities may result in dilution to our stockholders and those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of convertible debt securities, these securities could contain covenants that would restrict our operations. We may require additional capital beyond our currently anticipated amounts. Additional capital may not be available on reasonable terms, or at all.

Our estimates of the period of time through which our financial resources will be adequate to support our operations and the costs to support research and development and our sales and marketing activities are forward-looking statements and involve risks and uncertainties and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the section “Risk Factors” of this Quarterly Report on Form 10-Q. We have based our estimates on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect.

Our short- and long-term capital requirements will depend on many factors, including the following:

•	our development of new products;

•	market acceptance of our products and our competitive position in the marketplace;

•	our ability to generate cash from operations;

•	our ability to control our costs;

•	the emergence of competing or complementary technological developments;

•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights or participating in litigation-related activities; and

•	the acquisition of businesses, products and technologies.

Contractual Obligations and Commercial Commitments

There were no material changes in our commitments under contractual obligations, as disclosed in our Prospectus filed with the SEC on November 7, 2013.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Implications of Being an Emerging Growth Company

As an emerging growth company, as defined under the Jumpstart Our Business Startups Act of 2012 (JOBS Act), we will be subject to certain reduced reporting requirements as a public company. For example, until we are no longer an emerging growth company, we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and we will be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the independent registered public accounting firm’s report on financial statements. We could remain an emerging growth company until as late as December 31, 2018 (the fiscal year-end following the fifth anniversary of our IPO).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to inflation, changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative, hedging or trading purposes, although in the future we may enter into interest rate or exchange rate hedging arrangements to manage the risks described below.

Inflation Risk

We may be exposed to inflation risk in that some of our international operations, particularly in developing countries, may be subject to increased costs as a result of higher inflation. Because we compete with other solutions providers on a global basis, our customers would not expect, and may not be willing, to pay for any cost increases from inflation. Therefore, our future margins could be impacted. Where competitively possible we attempt to offset some of this risk with contracted price adjustments.

Interest Rate Risk

Cash held in our operating business units is generally available for local operations. Most of our cash is retained by our U.S. business. The majority of these funds are in low to zero interest bank accounts. Our borrowings under our senior loan with Silicon Valley Bank are at variable rates based on the U.S. prime rate and, as a result, increases in interest rates would generally result in increased interest expense on outstanding borrowings. A one-percent increase above the minimum floor calculation would increase our interest expense by as much as $0.2 million if the entire facility were drawn throughout the year.

Foreign Currency Exchange Risk

We have significant international operations with subsidiaries and operations in eight countries outside of the U.S. and as such we face exposure to adverse movements in foreign currency exchange rates. While these exposures may change over time as business practices evolve, adverse movements in foreign currency exchange rates may have a material adverse impact on our financial results. Our primary exposures have been related to non-U.S. dollar-denominated net operating income or net operating losses. As a consequence, our results of operations would generally be adversely affected by an increase in the value of the U.S. dollar relative to the currencies of the countries in which we are profitable and a decrease in the value of the U.S. dollar relative to the currencies of the countries in which we are not profitable. However, based on the locations of our international operations and the amount of our operating results denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates as of September 30, 2013, to have a material effect on our financial position or results of operations. If and when our international business grows substantially, relative to our U.S. business, the net exposure is likely to increase as will the impact of foreign exchange rate movements.

The functional currency for each of our non-U.S. subsidiaries is the applicable local currency. Assets and liabilities of a non-U.S. subsidiary are translated to U.S. dollars at period end exchange rates. Income and expense items are translated at the rates of exchange prevailing during the year. The adjustments resulting from translating the financial statements of the non-U.S. subsidiary are reflected in comprehensive income or loss.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

We recorded a gain of $(0.3) million and a loss of $2.3 million of net translation cost for the three and nine months ended September 30, 2013, respectively, compared to a gain of $(1.1) million and $(0.2) million for the same periods in 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of September 30, 2013, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon the evaluation, and due to the presence of the material weaknesses in internal control over financial reporting below, our chief executive officer and chief financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level.

In connection with the audit of our consolidated financial statements of Mavenir Systems, Inc. for the year ended December 31, 2012, management and our independent registered public accounting firm identified a material weakness relating to the failure to record certain entries and adjustments during the year-end closing and consolidation process. Additionally, during the preparation of our financial statements for the six months ended June 30, 2013, management, along with our independent registered public accounting firm, identified a material weakness in our processes and procedures over system implementations. Specifically, our implementation of a revenue application during the first half of 2013 was not properly documented or tested, resulting in numerous adjustments to our financial statements for the six months ended June 30, 2013, but not to prior periods, and additional time needed to close. As a result of these material weaknesses, we have failed to maintain an effective control environment to ensure that the design and execution of our controls have consistently resulted in effective and timely review of our financial statements and supervision by appropriate individuals.

Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

We have begun taking numerous steps and plan to take additional steps to remediate the underlying causes of the material weaknesses identified and to implement recommendations, primarily through the hiring of additional accounting and finance personnel and implementing formal policies. Additionally, we have introduced a formal close system that identifies specific tasks, as well as the preparer and reviewer. This process will continue to be evaluated and refined, as necessary. We are also exploring the automation of certain functions, specifically we automated our consolidation process. The actions that we are taking ultimately will be subject to ongoing review by our senior management and oversight by the audit committee of our Board of Directors. Although we plan to complete this remediation process as quickly as possible, we cannot, at this time, estimate how long it will take, and our initiatives ultimately may not prove to be successful in remediating the material weaknesses described above.

Since March 2012, we have added several experienced accounting personnel, both full-time employees and contractors, in response to our identification of gaps in our skills base and expertise of the staff required to meet the financial reporting requirements of a public company. However, we expect remediation to continue.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we, our customers and our competitors are subject to various litigation and claims arising in the ordinary course of business. The software and communications infrastructure industries are characterized by frequent litigation and claims, including claims regarding patent and other intellectual property rights, claims for damages or indemnification for alleged breach under commercial supply or service contracts and claims regarding alleged improper hiring practices. From time to time we may be involved in various legal proceedings or claims but we are not aware of any pending or threatened legal proceeding against us that could have a material adverse effect on our business, operating results or financial condition.

ITEM 1A.	RISK FACTORS

We operate in a dynamic and rapidly changing business environment that involves multiple risks and substantial uncertainty. The following discussion addresses risks and uncertainties that could cause, or contribute to causing, actual results to differ from expectations in material ways. In evaluating our business, investors should pay particular attention to the risks and uncertainties described below and in other sections of this report and in our subsequent filings with the SEC. These risks and uncertainties, or other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations, cash flows and financial condition. The trading price of our common stock could also decline due to any of these risks, and you could lose all or part of your investment.

Risks Related to Our Business and Our Industry

We have incurred net losses in the past and may not be able to achieve or sustain profitability in the future.

We have incurred significant losses in each year since inception. As a result of ongoing net losses, we had an accumulated deficit of $(108.0) million at September 30, 2013. We expect to continue to incur significant product development, sales and marketing, administrative and other expenses. We have only a limited operating history on which you can base your evaluation of our business and our ability to increase our revenue. We commenced operations in 2005 and began product sales in 2007. We will need to generate significant additional revenue to achieve and maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. To the extent we are unable to become or remain profitable, the market price of our common stock will probably decline.

Our future revenue growth is substantially dependent upon the speed of adoption of 4G LTE technology by mobile service providers.

While we derive, and expect to continue to derive, a substantial portion of our revenue from our messaging solutions, we expect our future revenue growth to be driven largely by sales of our internet protocol (IP)-based voice, video, rich communications and enhanced messaging services, which collectively represent our 4G LTE solutions. IP-based communication services and 4G LTE technology represent new, data-packet-based mobile communications technologies, and their deployment is still in its early stages. Our 4G LTE solutions are dependent upon the use of 4G LTE technology because these solutions are high-bandwidth data applications that require the high-bandwidth access networking provided by 4G LTE technology.

Mobile service providers may delay implementation of 4G LTE technology for one or a number of reasons, including that they may not perceive an immediate need for improved quality, they may not know about the potential benefits that 4G LTE technology may provide or their subscribers may not be willing or able to pay for any increased costs that result from the implementation of 4G LTE technology. As a result, if 4G LTE technology is adopted more slowly than we expect, our future revenue growth will be materially and adversely affected.

Our revenue growth will be limited if mobile service providers choose the 4G LTE solutions of our competitors over ours, or if 4G LTE products and solutions do not achieve and sustain high levels of demand and market acceptance.

Our future revenue growth depends on mobile service providers choosing our 4G LTE solutions over those of our competitors. Additionally, the market for 4G LTE products and solutions is relatively new and still evolving, and it is uncertain whether these products and solutions will achieve and sustain high levels of demand and market acceptance. Even if mobile service providers perceive the benefits of 4G LTE products and solutions, they may not select our 4G LTE solutions for implementation and may instead choose our competitors’ solutions or wait for the introduction of other solutions and technologies that might serve as a replacement or substitute for, or represent an improvement over, our 4G LTE solutions, which would significantly and adversely affect our operating results.

Our future success depends significantly on our ability to sell our solutions to mobile service providers operating wireless networks that serve large numbers of subscribers.

Our future success depends significantly on our ability to sell our solutions to mobile service providers operating wireless networks that serve large numbers of subscribers and transport high volumes of traffic. The mobile communications services industry historically has been concentrated among a relatively small number of providers. For example, as of June 2013, the largest twenty mobile service providers in the world, as measured by number of mobile device connections, accounted for approximately 57% of total mobile device connections globally. Because the twenty largest mobile service providers continue to constitute a significant portion of the market for mobile communications equipment, our success depends significantly on our ability to sell solutions to them. Additionally, if we fail to expand our customer base to include additional customers that deploy our solutions in large-scale networks serving significant numbers of subscribers, our revenue growth will be limited.

Our future software products and maintenance revenue and our revenue growth depend significantly on the success of our efforts to sell additional solutions and maintenance services to our existing mobile service provider customers.

Our business strategy and our plan to achieve profitability depend significantly on our sales of additional solutions to our existing mobile service provider customers. In addition, our solutions are generally accompanied by right-to-use licenses under which we receive periodic payments based upon the numbers of subscribers to such services from time to time. Therefore, our growth will also depend on our customers’ expanded use of our solutions over greater numbers of subscribers over time. Mobile service providers may choose not to purchase additional solutions from us or may choose not to expand their use of, or not to purchase continued maintenance and support for, our solutions, or might delay additional purchases that we may expect. These events could occur for a number of reasons, including because our mobile service provider customers are not experiencing sufficient subscriber demand for the services that our solutions enable, or because mobile service providers choose solutions other than ours. If we are not successful in selling new and additional solutions to our existing mobile service provider customers or if those customers do not elect to expand their use of our solutions over additional subscribers in their networks, our revenue could grow at a slow rate or decrease and we may not achieve or maintain profitability.

Our success depends in large part on mobile service providers’ continued deployment of, and investment in, modern telephony equipment and rich communications solutions.

A significant portion of our product and solution suite is dedicated to enabling mobile service providers to deliver voice and multimedia services over newer and faster IP-based broadband networks. As a result, our success depends significantly on these mobile service providers’ continued deployment of, and investment in, their IP-based networks. Mobile service providers’ deployment of IP-based networks and their migration of communications services from existing circuit-based 2G and 3G networks to IP-based networks is still in its early stages. These mobile service providers’ continued deployment of, and investment in, IP-based networks and rich communications solutions depends on a number of factors outside of our control. These factors include capital constraints, the presence of available capacity on legacy networks, perceived subscriber demand for rich communications solutions, competitive conditions within the telecommunications industry and regulatory issues. If mobile service providers do not continue deploying and investing in their IP-based networks, for these or other reasons, our operating results will be materially and adversely affected.

Most of our competitors have longer operating histories, greater brand recognition, larger product and customer bases and significantly greater resources (financial, technical, sales, marketing and other) than we do, and we may lack sufficient financial or other resources to maintain or improve our competitive position.

Our principal competitors include major network infrastructure providers such as Alcatel-Lucent, Ericsson, Huawei, Nokia Siemens Networks, Samsung Electronics and ZTE Corporation as well as specialty solutions providers such as Acision, Acme Packet (recently acquired by Oracle), Broadsoft, Comverse, Metaswitch and Sonus Networks. Our brand is not currently as well-known as those of our larger and more established competitors. In addition, many of our competitors have significantly broader product bases and intellectual property portfolios, as well as significantly greater financial, technical, sales, marketing and other resources than we do. They therefore may be better positioned to acquire and offer complementary solutions and technologies. As a result, potential customers may prefer to purchase products or solutions from their existing suppliers or one of our larger competitors. In addition, larger competitors may have more flexibility to agree to financial terms that we are unable to agree to by virtue of our more limited financial resources. We expect increased competition from other established and emerging companies if our market continues to develop and expand. As we enter new markets, we expect to face competition from incumbent and new market participants.

In addition, some of our competitors have made acquisitions or entered into partnerships or other strategic relationships with one another to offer a more comprehensive solution than they had offered individually. This consolidation may continue as companies attempt to strengthen or maintain their market positions in an evolving industry and as companies enter into partnerships or are acquired. The competitors resulting from these possible consolidations may develop more compelling product or solution offerings and be able to offer greater pricing flexibility, making it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology, support capacity or product functionality. Industry consolidation may adversely impact perceptions of the viability of smaller and even medium-sized technology companies and, consequently, willingness of mobile service providers to purchase from such companies. These pricing pressures and competition from more comprehensive solutions could impair our ability to sell our solutions, which could negatively affect our revenues and results of operations.

We depend on a limited number of mobile service provider customers for a substantial portion of our revenue in any fiscal period, and the loss of, or a significant shortfall in orders from, key customers could significantly reduce our revenue.

We derive a substantial portion of our total revenue in any fiscal period from a limited number of mobile service provider customers as a result of the relatively concentrated nature of our target market and the relatively early stage of our development. During any given fiscal period, a small number of customers may account for a significant percentage of our revenue. For example, four of our customers (AT&T, Deutsche Telekom, T-Mobile and Vodafone) together accounted for approximately 67% and 65% of our total revenue for the three and nine months ended September 30, 2013, respectively. Generally, we do not have and we do not enter into multi-year purchase contracts with our customers, nor do we have contractual arrangements to ensure future sales of our solutions to our existing customers. Our inability to generate anticipated revenue from our key existing or targeted customers, or a significant shortfall in sales to them, would significantly reduce our revenue and adversely affect our business. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large mobile service provider customers.

Our large mobile service provider customers have substantial negotiating leverage, which may require that we agree to terms and conditions that could result in increased cost of sales, decreased revenues or delayed recognition of revenues and could adversely affect our operating results.

Many of our customers are large mobile service providers that have substantial purchasing power and leverage in negotiating contractual arrangements with us, including pricing terms. These large mobile service provider customers may require us to develop additional features and impose penalties related to performance issues, such as delivery, outages and response time. As we seek to sell more solutions to large mobile service providers, we may be required to agree to additional performance-based terms and conditions, which may affect the timing of revenue recognition and may adversely affect our operating results.

We rely significantly on channel partners to sell our solutions in domestic and international markets, and if we are unable to maintain successful relationships with them, our business, operating results, liquidity and financial condition could be harmed.

We sell our solutions to mobile service providers both directly and, particularly in international markets, indirectly through channel partners such as telecommunications equipment vendors, value-added resellers and other resellers. We believe that establishing and maintaining successful relationships with these channel partners contributes, and will continue to contribute, to our success, but there can be no guarantee that any such relationships will continue. For example, our contract with Cisco Systems, currently our most significant channel partner in terms of revenue, may be terminated by Cisco with advance notice prior to the end of each automatically renewable one-year term, and we cannot be certain that Cisco will choose not to terminate this contract. Notwithstanding any such decision by Cisco, under our contract with Cisco we would have continuing fulfillment, maintenance and support obligations with respect to any ongoing end-user projects, and we must offer maintenance and support services to Cisco for all of our products already deployed by Cisco at the time of expiration or termination for at least five years from the last commercial sale of our products by Cisco prior to such expiration or termination.

Recruiting and retaining qualified channel partners and training them in our technology and solutions offerings require significant time and resources. To develop and expand our channels, we must continue to scale and improve our processes and procedures that support our channels, including investment in systems and training.

In addition, existing and future channel partners will only partner with us if we are able to provide them with competitive solutions on terms that are acceptable to them. If we fail to maintain the quality of our solutions or to update and enhance them, existing and future channel partners may elect to partner with one or more of our competitors. If we are unable to reach agreements that are beneficial to both parties, then our channel partner relationships will not succeed.

The reduction in or loss of sales by these channel partners could materially reduce our revenue, either temporarily or permanently. For example, our reseller agreement with Cisco Systems, our most significant sales channel by revenue, accounted for 41% and 39% of our revenue for the three and nine months ended September 30, 2013, respectively. We cannot assure you that our channel partners will continue to cooperate with us when our reseller agreements expire or are up for renewal. If we fail to maintain successful relationships with our channel partners, fail to develop new relationships with other channel partners in new markets, fail to manage, train or incentivize existing channel partners effectively, fail to provide channel partners with competitive solutions on terms acceptable to them, or if these partners are not successful in their sales efforts, our revenue may decrease and our operating results could suffer.

Our channel partners may offer their customers the products of several different companies, including those of our competitors. Our channel partners generally do not have an exclusive relationship with us; thus, we cannot be certain that they will prioritize or provide adequate resources for selling our solutions. Divergence in strategy or contract defaults by any of these channel partners may harm our ability to develop, market, sell or support our solutions. Furthermore, some of our competitors may have stronger relationships with our channel partners than we do, and we have limited control, if any, as to whether those partners resell our solutions, rather than our competitors’ products or solutions, or whether they devote resources to market and support our products or solutions rather than those of our competitors. Our failure to establish and maintain successful relationships with channel partners could materially and adversely affect our business, operating results, liquidity and financial condition.

The long and variable sales and deployment cycles for our solutions may cause our operating results to vary materially from quarter to quarter, which may negatively affect our operating results, and potentially our stock price, for any given quarter.

Our solutions have lengthy sales cycles, which typically extend from six to eighteen months. A mobile service provider’s decision to purchase our solutions often involves a significant commitment of its resources after an evaluation, qualification and competitive bid process with an unpredictable length. The length of our sales cycles also varies depending on the type of mobile service provider to which we are selling, the solution being sold and the type of network in which our product will be utilized. We may incur substantial sales, marketing and technical expenses and expend significant management effort during this time, regardless of whether we make a sale.

Even after making the decision to purchase our products, our mobile service provider customers may deploy our products slowly. Timing of deployment can vary widely among mobile service providers. The length of a mobile service provider’s deployment period may directly affect the timing of any subsequent purchase of additional solutions by that mobile service provider. In addition, in some situations we recognize revenue only upon the final acceptance of our solution by a customer, so the timing of purchase and deployment by our customers can significantly affect our operating results for a fiscal period.

As a result of the lengthy and uncertain sales and deployment cycles for our solutions, it is difficult for us to predict the quarter in which our mobile service provider customers may purchase additional solutions or features from us or in which we may recognize revenues. Therefore, our operating results may vary significantly from quarter to quarter, which may negatively affect our operating results, and potentially our stock price, for any given quarter.

As a further result of these lengthy sales cycles, we may accept terms or conditions that negatively affect pricing or payment in order to consummate a sale. Doing so can negatively affect our gross margin and results of operations. Alternatively, if mobile service providers ultimately insist upon terms and conditions that we deem too onerous or not to be commercially prudent, we may decline, and thus incur substantial expenses and devote time and resources to potential relationships that never result in completed sales or revenue. If this were to happen often, it would have a material adverse impact on our results of operations.

Our quarterly revenue and operating results are unpredictable and may fluctuate significantly from quarter to quarter due to factors outside our control, which could adversely affect our business, consolidated financial statements and the trading price of our common stock.

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. Generally, purchases by mobile service providers of telecommunications solutions from software-based network solutions providers have been unpredictable and clustered, rather than steady, as the various mobile service providers build out their networks according to their own timing, resources and surrounding circumstances. The primary factors that may affect our revenues and operating results include, but are not limited to, the following:

•	fluctuations in demand for our 4G LTE solutions, our messaging solutions or our services, and the timing and size of customer orders;

•	length and variability of the sales cycle for our solutions;

•	competitive conditions in our markets, including the effects of new entrants, consolidation, technological innovation and substantial price discounting;

•	new solution announcements, introductions and enhancements by us or our competitors, which could result in deferrals of customer orders;

•	market acceptance of new solutions and solution enhancements that we offer and our services;

•	the mix of solution configurations sold;

•	the quality and degree of execution of our business strategy and operating plan, and the effectiveness of our sales and marketing programs;

•	our ability to develop, introduce, ship and successfully deliver new solutions and solution enhancements that meet customer requirements in a timely manner;

•	our ability to provide customer support solutions in a timely manner;

•	our ability to meet mobile service providers’ solution installation and acceptance deadlines;

•	our ability to attain and maintain production volumes and quality levels for our solutions;

•	cancellation or deferral of existing customer orders or the renegotiation of existing contractual commitments;

•	changes in our pricing policies, the pricing policies of our competitors and the prices of the components of our solutions;

•	timing of revenue recognition and the application of complex revenue recognition accounting rules to our customer arrangements, including rules requiring that we estimate percentage of completion of a contract, the amount of time required to complete a contract and whether or not we expect to incur a loss on a contract;

•	consolidation within the telecommunications industry, including acquisitions of or by our mobile service provider customers;

•	general economic conditions in our markets, both domestic and international, as well as the level and pace of discretionary IT spending by businesses and of service choices by individual consumers;

•	fluctuations in foreign exchange rates;

•	variability and unpredictability in the rate of growth in the markets in which we compete;

•	costs related to acquisitions; and

•	corporate restructurings.

As with other software-based network solutions providers, we typically recognize a portion of our revenue in a given quarter from sales booked and shipped in the last weeks of that quarter. As a result, delays in customer orders may result in delays in shipments and recognition of revenue beyond the end of a given quarter. Additionally, as discussed elsewhere in this section, it can be difficult for us to predict the timing of receipt of major customer orders, and we are unable to control timing decisions made by our customers. As a result, our quarterly operating results are difficult to predict even in the near term and a delay in an anticipated sale past the end of a particular quarter may negatively impact our results of operations for that quarter, or in some cases, that year. Therefore, we believe that quarter-to-quarter comparisons of our operating results are a poor indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock could decline substantially. Such a stock price decline could also occur when we have met our publicly stated revenue or operating results guidance.

A significant portion of our operating expenses is fixed in the short term. If revenues for a particular quarter are below expectations, we would likely be unable to reduce costs and expenses proportionally for that quarter. Any such revenue shortfall would, therefore, have a significant effect on our operating results for that quarter.

Consolidation in the communications industry can reduce the number of mobile service provider customers and adversely affect our business.

Historically, the communications industry has experienced, and it may continue to experience, consolidation and an increased formation of alliances among mobile service providers and between mobile service providers and other entities. For instance, in May 2013, two mobile service provider customers that have been significant customers of ours at certain times in the past, MetroPCS and T-Mobile USA, completed a merger transaction. MetroPCS and T-Mobile USA collectively accounted for approximately 24% of our revenue for the year ended December 31, 2012. As a result of the merger of T-Mobile USA and MetroPCS, or should one of our other significant mobile service provider customers consolidate or enter into an alliance with another customer, it is possible that the combined entity could reduce capital expenditures on technology that requires our solutions. It is also possible that such combined entity could decide to either use a different supplier or to renegotiate its supply and service arrangements with us. These consolidations or alliances may cause us to lose customers or require us to reduce prices as a result of enhanced customer leverage, which could have a material adverse effect on our business. We may not be able to offset the effects of any price reductions. We may not be able to expand our customer base to make up any revenue declines if we lose customers or business.

The quality of our support and services offerings is important to our mobile service provider customers, and if we fail to offer high quality support and services, mobile service providers may not buy our solutions and our revenue may decline.

Once our solutions are deployed within our mobile service provider customers’ networks, the customers generally depend on our support organization to resolve issues relating to those solutions. A high level of support is critical for the successful marketing and sale of our solutions. If we are unable to provide the necessary level of support and service to our customers, we could experience:

•	a loss of customers and market share;

•	a failure to attract new customers, including in new geographic regions;

•	increased service, support and warranty costs and a diversion of development resources; and

•	network performance penalties, including liquidated damages for periods of time that our customers’ networks are inoperable.

Any of the above results would likely have a material adverse impact on our business, revenue, results of operations, financial condition, liquidity and reputation.

Our business is dependent on our ability to maintain and scale our resources, and any significant disruption in our service and support could damage our reputation, result in a potential loss of customers and adversely affect our financial results.

Our reputation and ability to attract, retain and serve our mobile service provider customers is dependent upon the reliable performance of our service and support and our underlying technical infrastructure. Our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. If our services and/or support are unavailable when our customers attempt to access them, mobile service providers may not continue to purchase our services and support or our solutions as often in the future, or at all. In addition, customers of ours may seek a refund for solutions purchased under warranty.

As our customer base continues to grow, we will need an increasing amount of technical infrastructure, including human resources, to continue to satisfy the needs of our mobile service provider customers. It is possible that we may fail to effectively scale and grow our technical infrastructure to accommodate these increased demands. In addition, our business is subject to interruptions, delays or failures resulting from earthquakes, other natural disasters, terrorism or other catastrophic events.

We might require additional capital to support business growth, and this capital might not be available on terms favorable to us or at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new solutions or enhance our existing solutions and platform, upgrade our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing obtained by us in the future would likely be senior to our common stock, would likely cause us to incur interest expenses and could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may increase our expenses, make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may also be required to secure any such debt obligations with some or all of our assets. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. It is also possible that we may allocate significant amounts of capital toward solutions or technologies for which market demand is lower than anticipated and, as a result, abandon such efforts. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we expend capital on projects that are not successful, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, or we may be required to reduce the scale of our operations. Any of these negative developments could have a material adverse effect on our business, operating results, liquidity, financial condition and common stock price.

If we lose members of our senior management or development team or are unable to recruit and retain key employees on a cost-effective basis, we may not be able to successfully grow our business.

Our success is substantially dependent upon the performance of our senior management and other key technical and development personnel. The loss of the services of one or more of these members of our team may significantly delay or prevent our development of successful solutions and the achievement of our business objectives. Our future success will also depend on our ability to attract, retain and motivate skilled personnel in the United States and internationally. Experienced management and technical, sales, marketing and support personnel in the telecom industry are in high demand, and competition for their talents is intense. We may not be successful in attracting and retaining such personnel on a timely basis, on competitive terms, or at all. The loss of, or the inability to recruit and retain, such employees could have a material adverse effect on our business.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively and develop and implement appropriate control systems, our business and financial performance may suffer.

We have substantially expanded our overall business, number of customers, headcount and operations in recent periods. We increased our number of full-time equivalent employees from approximately 150 as of January 1, 2010 to approximately 750 as of September 30, 2013. In particular, many members of our senior management and technical teams joined us recently. During this same period, we made investments in our information systems and significantly expanded our operations outside the United States through our acquisition of Airwide Solutions in May 2011. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. Our business model reflects our operation with limited infrastructure, support and administrative headcount, so risks related to managing our growth are particularly salient and we may not have sufficient internal resources to adapt or respond to unexpected challenges. Although we have put certain policies and procedures in place, certain of these policies have recently been adopted or recently changed and we have limited staff responsible for their implementation and enforcement. If we are unable to manage our growth successfully, or if our control systems do not operate effectively, our ability to provide high quality solutions and services could be harmed, which would damage our reputation and brand, and our business and operating results would suffer.

Prolonged negative economic conditions in domestic and global markets may adversely affect us, our suppliers, counterparties and consumers, which could harm our financial position.

As has been widely reported, global credit and financial markets have been experiencing extreme disruptions over the past several years, including severely diminished liquidity and availability of credit, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Credit and financial markets and confidence in economic conditions might deteriorate further. Our general business strategy may be adversely affected by the recent economic downturn, the volatile business environment and continued unpredictable and unstable market conditions. In addition, there is a risk that one or more of our current mobile service providers, suppliers or other partners may not continue to operate, which could directly affect our ability to attain our operating goals on schedule and on budget. Any lender that is obligated to provide funding to us under any now existing or future credit agreement may not be able to provide funding in a timely manner, or at all, when we require it. The cost of, or lack of, available credit or equity financing could impact our ability to develop sufficient liquidity to maintain or grow our company, which in turn may adversely affect our business, results of operations, liquidity or financial condition. We also manage cash and cash equivalents and short-term investments through various institutions. There may be a risk of loss on investments based on the volatility of the underlying instruments that will prevent us from recovering the full principal of our investments. These negative changes in domestic and global economic conditions or additional disruptions of either or both of the financial and credit markets may also affect third-party payors and may have a material adverse effect on our stock price, business, results of operations, liquidity and financial condition.

If we undertake business combinations and acquisitions, they may be difficult to close or integrate, or they could disrupt our business, dilute stockholder value or divert management’s attention.

We have completed one business acquisition to date, when we acquired Airwide Solutions in May 2011 for a purchase price of $16.9 million. The primary purpose of the acquisition was to gain access to Airwide Solutions’s international customer base and infrastructure. In the future, we may continue to support our growth through acquisitions of businesses, services or technologies that we perceive to be complementary or otherwise beneficial to us. Future acquisitions involve risks, such as:

•	misjudgment with respect to the value, return on investment or strategic fit of any acquired operations or assets;

•	challenges associated with integrating acquired technologies, operations, financial reporting systems and cultures of acquired companies;

•	exposure to unforeseen liabilities;

•	diversion of management and other resources from day-to-day operations;

•	possible loss of key employees, clients, suppliers and partners;

•	higher than expected transaction costs;

•	potential loss of commercial relationships and customers based on their concerns regarding the acquired business or technologies; and

•	additional dilution to our existing stockholders if we use our common stock as consideration for such acquisitions.

As a result of these risks, we may not be able to achieve the expected benefits of any acquisition. If we are unsuccessful in completing or integrating acquisitions, we may be required to reevaluate our growth strategy and we may incur substantial expenses and devote significant management time and resources in seeking to complete and integrate the acquisitions.

Future business combinations could involve the acquisition of significant intangible assets. We may need to record write-downs from future impairments of identified intangible assets and goodwill. These accounting charges would reduce any future reported earnings or increase a reported loss. In addition, we could use substantial portions of our available cash to acquire companies or assets. Subject to the provisions of our existing indebtedness, it is possible that we could incur additional debt or issue additional equity securities as consideration for these acquisitions, which could cause our stockholders to suffer significant dilution.

During the audit of our consolidated financial statements for the year ended December 31, 2012 and the preparation of our financial statements for the three and six months ended June 30, 2013, we determined we have material weaknesses and significant deficiencies in our internal controls over financial reporting, and we may experience additional material weaknesses or significant deficiencies in the future or otherwise fail to maintain an effective system of internal controls in the future, and may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

As a result of becoming a public company, we will be required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting beginning with our Annual Report on Form 10-K for the year ended December 31, 2014. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.

Prior to the completion of our initial public offering in November 2013, we have been a private entity with limited accounting personnel and other supervisory resources to execute accounting processes and address internal controls over financial reporting. In particular, in connection with the audit of our consolidated financial statements for the year ended December 31, 2012, our management and its independent registered public auditors identified a material weakness relating to the failure to record certain entries and adjustments during the year-end closing process. The material weakness resulted in several audit adjustments to our consolidated financial statements for the year ended December 31, 2012. Additionally, during the preparation of our financial statements for the six months ended June 30, 2013, management, along with our independent registered public accounting firm, identified a material weakness in our processes and procedures over system implementations. Specifically, our implementation of a revenue application during the first half of 2013 was not properly documented or tested, resulting in additional time needed to close and numerous adjustments.

Any material weakness, including those described above, could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our annual or interim combined financial statements that would not be prevented or detected on a timely basis. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses described above or avoid potential future material weaknesses.

We are further enhancing the computer systems processes and related documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal controls over financial reporting, we will be unable to assert that our internal controls over financial reporting are effective. If we are unable to conclude that our internal controls over financial reporting are effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely cause the price of our common stock to decline.

After we cease to be an emerging growth company under the federal securities laws, our independent registered auditors will be required to express an opinion on the effectiveness of our internal controls over financial reporting. Until that time, it is possible that a material weakness in internal controls over financial reporting could remain undetected as a result of our exemption from these auditor attestation requirements under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. If we are unable to confirm that our internal controls over financial reporting are effective, or if our independent registered auditors are unable to express an opinion on the effectiveness of our internal controls over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

We expect to incur significant additional costs as a result of being a public company, which may adversely affect our operating results and financial condition.

We expect to incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC and the national stock exchanges. These rules and regulations are expected to increase our accounting, legal and financial compliance costs as compared to the time prior to the completion of our initial public offering, and to make some activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements and we expect those costs to increase in the future. For example, we will be required to devote significant resources to complete the assessment and documentation of our internal control system and financial process under Section 404 of the Sarbanes-Oxley Act, including an assessment of the design, implementation and operating effectiveness of our information systems associated with our internal controls over financial reporting. We will incur significant costs to remediate any material weaknesses we identify through these efforts. We also expect these rules and regulations to make it more expensive for us to maintain directors’ and officers’ liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

New laws and regulations, as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and rules adopted by the SEC and the national stock exchanges, would likely result in increased costs to us as we respond to their requirements, which may adversely affect our operating results and financial condition.

Changes in effective income tax rates or adverse outcomes resulting from examinations of our tax returns could adversely affect our operating results and financial condition.

Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	any earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates;

•	changes in the valuation of our deferred tax assets and liabilities;

•	expiration of, or lapses in, the research and development tax credit laws;

•	expiration or non-utilization of net operating losses;

•	foreign withholding taxes for which no benefit is realizable;

•	tax effects of stock-based compensation;

•	costs related to intercompany restructurings;

•	changes in transfer pricing studies; or

•	changes in tax laws, regulations, accounting principles or interpretations thereof.

In addition, in the ordinary course of business we are subject to routine examinations of our income tax returns by federal, state and non-U.S. tax authorities regarding the amount of taxes due. An unfavorable outcome from one of these examinations may result in additional tax liabilities or other adjustments to our historical results.

Furthermore, we may determine that it is advisable from time to time to repatriate earnings from non-U.S. subsidiaries under circumstances that could give rise to the imposition of potentially significant withholding taxes by the jurisdictions in which such amounts were earned and substantial tax liabilities in the United States. In addition, we may not receive the benefit of any offsetting tax credits, which also could adversely impact our effective tax rate.

Although we believe our tax estimates are reasonable, our ultimate tax liabilities may materially differ from the tax amounts recorded in our condensed consolidated financial statements and may materially affect our income tax provision, net income or cash flows in the period or periods for which such determination is made.

We may be unable to utilize our net operating loss and/or our research tax credit carryforwards, which could adversely affect our operating results.

As of September 30, 2013, we had total net operating loss carryforwards of approximately $92.5 million, $81.8 million and $10.7 million on a global, U.S. and non-U.S. basis, respectively, after consideration of limitations of approximately $53.5 million, $12.5 million and $41.0 million on a global, U.S. and non-U.S. basis, respectively, placed on losses of the Airwide group of companies acquired by us during 2011. The tax effect of these remaining net operating loss carryforwards is approximately $31.1 million, $28.6 million and $2.5 million on a global, U.S.

and non-U.S. basis, respectively. The U.S. net operating loss carryforwards will expire beginning in 2024. Of the tax-affected foreign net operating loss carryforwards, $1.2 million are carried forward indefinitely and the remainder begin to expire in 2013. As of September 30, 2013, we also had research and development tax credit carryforwards of approximately $0.8 million that will begin to expire in 2016. Due to our history of operating losses, we have established full valuation allowances against all of our deferred tax assets which include the tax effect of our net operating loss carryforwards and research and development tax credits.

Realization of these net operating loss and research tax credit carryforwards depends on many factors, including our future income. There is a risk that, due to regulatory changes or unforeseen reasons, our existing carryforwards could expire or otherwise be unavailable to offset future income tax liabilities, which would adversely affect our operating results. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income may be limited. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards or other pre-change tax attributes to offset United States federal and state taxable income may be subject to limitations.

Public scrutiny of data privacy issues, worldwide or in particular countries or markets, may result in increased regulation and different industry standards, which could require us to incur significant expenses in order to comply or support compliance with such regulations or deter or prevent us from providing our solutions or services to our mobile service provider customers, thereby harming our business.

As part of our business, we supply and support telecommunications equipment as part of mobile service provider networks that collect and store personal information. We expect that collection and storage of personal information to increase, primarily in connection with increased use of mobile data access. The regulatory framework for privacy issues worldwide is currently uncertain and is likely to remain so for the foreseeable future. We or our mobile service provider customers may also face additional privacy issues as we or they expand in international markets, as many nations have privacy protections more stringent than those in the United States. For example, the European Union is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for mobile service providers with subscribers in Europe. Various government and consumer agencies have also called for new regulation and changes in industry practices.

We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. Increased domestic or international regulation of data utilization and distribution practices, including self-regulation, could require us to modify our operations and incur significant expense, which could have an adverse effect on our business, financial condition and results of operations. Our business, including our ability to operate and expand internationally, could be adversely affected if legislation or regulations are adopted, interpreted or implemented in a manner that is inconsistent with our current or planned business practices and that require changes to these practices, the design of our solutions or our customers’ or our privacy policies.

Compliance with worker health and safety laws and environmental laws could be costly, and noncompliance with these laws could cause us to be subject to material fines and result in substantial additional expenses.

Our hardware suppliers manufacture the standard servers and other hardware necessary to operate our solutions using substances regulated under various federal, state, local and international laws and regulations governing worker health and safety and the environment. If we and our contract manufacturers do not comply with these laws and regulations, we may suffer a loss of revenues, be unable to sell our solutions in certain markets and/or countries, be subject to penalties and enforced fees and/or suffer a competitive disadvantage. Costs to comply with current laws and regulations and/or similar future laws and regulations, if applicable, could include costs associated with modifying our solutions, recycling and other waste processing costs, legal and regulatory costs and insurance costs. We have recorded and may also be required to record additional expenses for costs associated with compliance with these regulations. We cannot assure you that the costs to comply with these new laws, or with current and future worker health and safety laws and environmental laws will not have a material adverse effect on our business, operating results and financial condition.

Risks Related to Our Intellectual Property and Our Technology

Infringement claims are common in our industry and third parties, including competitors, have and could in the future assert infringement claims against us or our customers that we are obligated to indemnify.

The communications industry is highly competitive and its technologies are complex. Companies file patent applications and obtain patents covering these technologies frequently and maintain programs to protect their intellectual property portfolios. In addition, patent holding companies regularly bring claims against communications companies. These patent holding companies and some communications companies actively search for, and routinely bring claims against, alleged infringers. For example, we were previously a defendant, along with a number of other communications companies, in a suit brought by a non-operating patent holding company alleging that each of the defendants had infringed upon one of its patents, which suit has been settled with respect to Mavenir.

Our solutions are technically complex and compete with the products and solutions of significantly larger companies. The likelihood of our being subject to infringement claims may increase as a result of our real or perceived success in selling solutions to mobile service providers, as the number of competitors in our industry grows and as we add functionality to our solutions. We may in the future receive communications from third parties alleging that we may be infringing their intellectual property rights. The visibility we receive from being a public company may result in a greater number of such allegations.

We have also agreed, and expect to continue to agree, to indemnify our customers for certain expenses or liabilities resulting from claimed infringement of intellectual property rights of third parties with respect to our solutions and software. As a result, in the case of infringement claims against these customers, we could be required to indemnify them for losses resulting from such claims or to refund license fees they have paid to us. If a customer asserts a claim for indemnification against us, we could incur significant costs and reputational harm disputing it. If we do not succeed in disputing it, we could face substantial liability.

Regardless of the merit of third-party claims that we or our customers infringe their rights, these claims could:

•	be time-consuming and costly to defend;

•	divert our management’s attention and resources;

•	cause shipment and installation delays;

•	require us to redesign our solutions, which may not be feasible or cost-effective;

•	cause us to cease producing, licensing or using software or solutions that incorporate challenged intellectual property;

•	damage our reputation and cause customer reluctance to license our solutions; or

•	require us to pay amounts for past infringement, potentially including treble damages, or enter into royalty or licensing agreements to obtain the right to use a necessary product or component, which may not be available on terms acceptable to us, or at all.

It is possible that other companies hold patents covering technologies similar to one or more of the technologies that we incorporate into our solutions. In addition, new patents may be issued covering these technologies. Unless and until the U.S. Patent and Trademark Office issues a patent to an applicant, there is no reliable way to assess the scope of the potential patent. We may face claims of infringement from both holders of issued patents and, depending upon the timing, scope and content of patents that have not yet been issued, patents issued in the future. The application of patent law to the software technologies in the communications industry is particularly uncertain because the time that it takes for a software-related patent to issue is lengthy, which increases the likelihood of pending patent applications claiming inventions that may pre-date development of our own proprietary software. This uncertainty, coupled with litigation or the potential threat of litigation related to our intellectual property, could adversely affect our business, revenue, results of operations, financial condition and reputation.

If we are unable to protect our intellectual property rights, our competitive position could be harmed or we could be required to incur significant expenses to enforce our rights.

Our success depends to a significant degree upon the protection of our software and other proprietary technology rights, particularly our 4G LTE solutions. In addition to patents, we rely on trade secret, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. Our confidentiality agreements may not effectively prevent disclosure of our confidential information or provide an adequate remedy in the event of unauthorized disclosure. Others may independently discover our trade secrets and proprietary information, in which case we could not assert any trade secret rights against such parties. Furthermore, the steps we have taken to protect our intellectual property may not prevent misappropriation of our proprietary rights, the reverse engineering of our solutions or other circumvention, invalidation or challenge of our intellectual property.

Additionally, patent and other intellectual property protection outside the United States is generally not as comprehensive as in the United States and may not protect our intellectual property in some countries where our solutions are sold or may be sold in the future. Even if patents are granted outside the United States, effective enforcement in those countries may not be available. Many companies have encountered substantial intellectual property infringement in countries where we sell, or intend to sell, our solutions. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad.

Policing the unauthorized use of our solutions, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources, either of which could harm our business. Moreover, such litigation could provoke our opponents to assert counterclaims that we infringe their own intellectual property. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

Our patent applications may not result in issued patents, which may allow competitors to more easily exploit technology similar to ours.

Our business depends in part on our ability to maintain adequate protection of our intellectual property for our technologies and solutions and potential solutions in the United States and other countries. We have adopted a strategy of seeking patent protection in the United States and in other countries with respect to certain of the technologies used in or relating to our solutions and processes. As of September 30, 2013, we had a total of 10 patent applications pending in the United States, and 19 pending non-U.S. patent applications, many of which are counterparts to our U.S. patents or patent applications. These patent applications are directed to aspects of our technology and/or to our methods and solutions that support our business. However, the issuance and enforcement of patents involve complex legal and factual questions. Accordingly, we cannot be certain that the patent applications that we file will result in patents being issued, or that our patents and any patents that may be issued to us will cover our technology or the methods or products that support our business, or afford protection against competitors with similar technology. Moreover, the issuance of a patent is not conclusive as to its validity, scope or enforceability, and competitors or other third parties might successfully challenge the validity, scope or enforceability of any issued patents should we try to enforce them. In addition, patent applications filed in other countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that non-U.S. patent applications will be granted even if corresponding U.S. patents are issued.

If new industry standards emerge or if we are unable to respond to rapid technological advances in a timely manner, mobile service providers may not buy our solutions and our revenue may decline.

The market for telecommunications products and solutions is characterized by rapid technological advances, frequent introductions of new products, evolving industry standards and recurring or unanticipated changes in customer requirements. To succeed, we must effectively anticipate, and adapt in a timely manner to, customer requirements and continue to develop or acquire new solutions and features that meet market demands, technology and architectural trends and new industry standards. This requires us to identify and gain access to or develop new technologies. The introduction of new or enhanced solutions also requires that we carefully manage the transition from older products to minimize disruption in customer ordering practices and ensure that new solutions can be timely delivered to meet demand.

Developing our solutions is expensive, complex and involves uncertainties and requires significant research and development expenditures. We may not have sufficient resources to successfully manage lengthy development cycles. We believe we must continue to dedicate a significant amount of resources to our research and development efforts to remain competitive. These investments may take several years to generate positive returns or they may never do so. In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new solutions and enhancements. If we fail to meet our development targets, demand for our solutions will decline. Even if we introduce new solutions and enhancements, we may experience a decline in demand for, or revenue from, our existing solutions that is not fully matched by the revenue from new solutions. For example, customers may delay making purchases of a new solution to make a more thorough evaluation of such solution, or until industry reviews become widely available. In addition, we may lose existing customers who choose a competitor’s solution rather than migrate to our new solution. This could result in a temporary or permanent revenue shortfall and harm our business.

Furthermore, because our solutions are based on complex technology, we can experience unanticipated delays in developing, improving or deploying them. Each phase in the development of our solutions presents serious risks of failure, rework or delay, any one of which could impact the timing and cost effective development of such solution and could jeopardize customer acceptance of the solution. Intensive software testing and validation are critical to the timely introduction of enhancements to several of our solutions and schedule delays sometimes occur in the final validation phase. Unexpected intellectual property disputes, failure of critical design elements and a variety of other execution risks may also delay or even prevent the introduction of these solutions. In addition, the introduction of new solutions by competitors, the emergence of new industry standards or the development of entirely new technologies to replace existing product offerings could render our existing or future solutions obsolete. If our solutions become technologically obsolete, mobile service providers may purchase solutions from our competitors and we may be unable to sell our solutions in the marketplace and generate revenue, which would have a material adverse effect on our financial condition, results of operations or cash flows.

We may not be able to detect errors or defects in our solutions until after full deployment and product liability claims by customers could result in substantial costs.

Our solutions are sophisticated and are designed to be deployed in large and complex telecommunications networks that require a very high degree of reliability. Because of the nature of our solutions, they can only be fully tested when substantially deployed in very large networks with high volumes of telecommunications traffic. Some of our mobile service provider customers have only recently begun to commercially deploy our solutions and they may discover errors or defects in the software, or the solutions may not operate as expected. Because we may not be able to detect these problems until full deployment, any errors or defects in our solutions could affect the functionality of the networks in which they are deployed, given the use of our solutions in business-critical applications. As a result, the time it may take us to rectify errors can be critical to our mobile service provider customers. Because of the complexity of our solutions, it may take a material amount of time and resources for us to resolve errors or defects, if we can resolve them at all. The likelihood of such errors or defects is heightened as we acquire new products and solutions from third parties, whether as a result of acquisitions or otherwise.

Because our mobile service provider customers’ telecommunications networks into which they deploy our solutions require a very high degree of reliability, the consequences of an adverse effect on their networks, including any type of communications outage, can be very significant and costly. If any network problems were caused, or perceived to be caused, by errors or defects in our solutions, our reputation and the reputation of our solutions could be significantly damaged with respect to that customer and other customers. Such problems could lead to a loss of that customer or other customers.

If one of our solutions fails, we could also experience:

•	payment of liquidated damages for performance failures;

•	loss of, or delay in, revenue recognition;

•	increased service, support, warranty, product replacement and product liability insurance costs, as well as a diversion of development resources; and

•	costly and time-consuming legal actions by our customers, which could result in significant damages awards against us.

Any of the above events would likely have a material adverse impact on our business, revenue, results of operations, financial condition and reputation.

We currently use a limited number of standard hardware suppliers, and in the event any such supplier ceases to supply us timely, qualifying a replacement hardware supplier could require thirty to sixty days, during which time there could be some delay in our scheduled delivery to one or more of our mobile service provider customers, potentially damaging that customer relationship.

We currently use a limited number of suppliers for the standard servers and other standard hardware necessary to operate our solutions and to fulfill our customers’ orders on a timely basis. Although we have not experienced any significant supplier delay in the past, purchasing from third-party hardware suppliers exposes us to a limited risk of short-term unavailability of adequate supply because we do not have hardware manufacturing capabilities. In the event any such supplier ceases to supply us timely, qualifying a replacement hardware supplier could require thirty to sixty days, during which time there could be some delay in our scheduled delivery to one or more of our customers, potentially damaging that customer relationship.

Man-made problems such as computer viruses or terrorism may disrupt our operations and could adversely affect our operating results and financial condition.

Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results and financial condition. Efforts to limit the ability of third parties to disrupt the operations of the Internet or undermine our own security efforts may be ineffective. In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the economies of the United States and other countries and create further uncertainties or otherwise materially harm our business, operating results, and financial condition. Likewise, events such as widespread electrical blackouts could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the development or shipment of our solutions, our business, operating results, financial condition and reputation could be materially and adversely affected.

We may not be able to obtain necessary licenses of third-party technology on acceptable terms, or at all, which could delay sales and development and adversely impact the quality of our solutions.

We have incorporated third-party licensed technology into our current solutions. We anticipate that we are also likely to need to license additional technology from third parties to develop new solutions or enhancements in the future. Third-party licenses may not be available or continue to be available to us on commercially reasonable terms or at all. The inability to retain any third-party licenses required in our current solutions or to obtain any new third-party licenses to develop new solutions and enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, and delay or prevent us from making these solutions or enhancements, any of which could seriously harm the competitive position of our solutions.

We use some open source software in developing our solutions, which could in certain circumstances subject us to claims or judgments that some of our proprietary code is subject to general release or could require us to re-engineer our solutions and the firmware contained therein, which could materially harm our business and operating results.

We use open source software in developing our solutions, including in connection with our proprietary software, and we may use more open source software in the future. From time to time, there have been claims against companies that use open source software in their products challenging the ownership of such open source software or the terms and conditions upon which those companies make such products available to end users. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming that we have failed to comply with applicable licensing terms. Some open source licenses contain requirements that the licensee make available source code for modifications or derivative works created based upon the open source software and that the licensee license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. If we combine our proprietary firmware or other software with open source software in a certain manner, we could, under certain of the open source licenses, be required to release our proprietary source code publicly or license such source code on unfavorable terms or at no cost. Although we take steps to protect against our using any open source software that may subject our firmware to general release or require us to re-engineer our solutions and the firmware contained therein, we cannot guarantee that they will be effective, nor that we will not be subject to claims asserting or judgments holding that some of our proprietary source code is subject to general release or that we are required to re-engineer our solutions and firmware. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. Open source license terms relating to the disclosure of source code in modifications or derivative works to the open source software are often ambiguous, and few if any courts in jurisdictions applicable to us have interpreted such terms. As a result, many of the risks associated with usage of open source software cannot be eliminated, and could, if not properly addressed, negatively affect our business.

Risks Related to Our International Operations

We are exposed to risks related to our international operations and failure to manage these risks may adversely affect our operating results and financial condition.

We market, license and service our solutions globally and have a number of offices around the world. During the three and nine months ended September 30, 2013, 42% and 53% of our revenue was attributable to our customers outside of the United States, respectively. As of September 30, 2013, approximately 81% of our employees were located outside of the United States. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets. Therefore, we are subject to risks associated with having worldwide operations. These international operations will require significant management attention and financial resources.

International operations are subject to inherent risks and our future results could be adversely affected by a number of factors, including:

•	requirements or preferences for domestic products or solutions, which could reduce demand for our solutions;

•	differing technical standards, existing or future regulatory and certification requirements and required features and functionality;

•	management communication and integration problems related to entering new markets with different languages, cultures and political systems;

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	difficulties in enforcing contracts;

•	difficulties and costs of staffing and managing operations outside of the United States;

•	the uncertainty of protection for intellectual property rights in some countries;

•	potentially adverse tax consequences, including regulatory requirements regarding our ability to repatriate profits to the United States;

•	tariffs and trade barriers, export regulations and other regulatory and contractual limitations on our ability to sell our solutions in certain non-U.S. markets; and

•	political and economic instability and terrorism.

Additionally, our international operations expose us to risks of fluctuations in foreign currency exchange rates. In certain circumstances and depending on the currencies in which certain sales are denominated and the countries in which we are profitable or not profitable, a significant decrease or increase in the value of the U.S. dollar relative to the value of other local currencies could have a material adverse effect on the gross margins and profitability of our international operations. To date, we have not used risk management techniques to hedge the risks associated with these fluctuations. Even if we were to implement hedging strategies, not every exposure can be hedged and, where hedges are put in place based on expected foreign currency exchange exposure, they are based on forecasts that may vary or that may later prove to have been inaccurate. As a result, fluctuations in foreign currency exchange rates or our failure to successfully hedge against these fluctuations could have a material adverse effect on our operating results and financial condition.

Failure to comply with the United States Foreign Corrupt Practices Act, or FCPA, and similar laws associated with our activities outside the United States could subject us to penalties and other adverse consequences.

As a substantial portion of our revenues is, and we expect will continue to be, from jurisdictions outside of the United States, we face significant risks if we fail to comply with the FCPA and other laws that prohibit improper payments or offers of payment to governments and their officials and political parties by us and other business entities for the purpose of obtaining or retaining business. In many countries, particularly in countries with developing economies, some of which represent significant markets for us, it may be a local custom that businesses operating in such countries engage in business practices that are prohibited by the FCPA or other laws and regulations. Although we have implemented a company policy requiring our employees and consultants to comply with the FCPA and similar laws, such policy may not be effective at preventing all potential FCPA or other violations. We also cannot guarantee the compliance by our channel partners, resellers, suppliers and agents with applicable U.S. laws, including the FCPA, or applicable non-U.S. laws. Therefore there can be no assurance that none of our employees and agents, or those companies to which we outsource certain of our business operations, will take actions in violation of our policies or of applicable laws, for which we may be ultimately held responsible. As a result of our focus on managing our growth, our development of infrastructure designed to identify FCPA matters and monitor compliance is at an early stage. Any violation of the FCPA and related policies could result in severe criminal or civil sanctions, which could have a material and adverse effect on our reputation, business, operating results and financial condition.

We may become subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

Our solutions may become subject to United States export controls under which they would be permitted to be exported outside the United States only with the required level of export license, through an available export license exception or if designated EAR 99 (no license required), if certain of our solutions in the future contain certain levels of encryption technology. In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to distribute certain of our solutions or could limit our mobile service provider customers’ ability to implement these solutions in those countries. Changes in our solutions or changes in export and import regulations may create delays in the introduction of our solutions in non-U.S. markets, prevent our customers with international operations from deploying our solutions throughout their networks or, in some cases, prevent the export or import of our solutions to certain countries altogether. Any change in export or import laws and regulations, shifts in approach to the enforcement or scope of existing laws and regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our solutions by, or in our decreased ability to export or sell our solutions to, existing or potential customers with international operations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would likely adversely affect our business, operating results and financial condition.

Risks Related to Ownership of Our Common Stock

Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

Our stock price may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this report and others such as:

•	a slowdown in the telecommunications industry or the general economy;

•	actual or anticipated quarterly or annual variations in our results of operations or those of our competitors;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	changes in earnings estimates or recommendations by securities analysts;

•	fluctuations in the values of companies perceived by investors to be comparable to us;

•	announcements by us or our competitors of new products or services, significant contracts, commercial relationships, capital commitments or acquisitions;

•	competition from existing technologies and products or new technologies and products that may emerge;

•	the entry into, modification or termination of customer contracts;

•	developments with respect to intellectual property rights;

•	sales, or the anticipation of sales, of our common stock by us, our insiders or our other stockholders, including upon the expiration of contractual lock-up agreements;

•	our ability to develop and market new and enhanced solutions on a timely basis;

•	our commencement of, or involvement in, litigation;

•	additions or departures of key management or technical personnel; and

•	changes in governmental regulations applicable to our solutions.

In addition, in recent years, the stock markets generally, and the market for technology stocks in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance. You may not realize any return on your investment in us and may lose some or all of your investment.

In addition, in the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in our stock price, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and operating results and divert management’s attention and resources from our business.

Securities analysts may not publish favorable research or reports about our business or may publish no information at all, which could cause our stock price or trading volume to decline.

The trading market for our common stock will be influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. As a newly public company, we may be slow to attract research coverage and the analysts who publish information about our common stock will have had relatively little experience with our company, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports covering us, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

Our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially own approximately 73% of our common stock. These stockholders may in some instances exercise their influence in ways that you do not believe are in your best interests as a stockholder. In particular, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit our other stockholders. This significant concentration of share ownership may adversely affect the trading price for our common stock because some investors perceive disadvantages in owning stock in companies with concentrated equity ownership.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not emerging growth companies. In particular, while we are an emerging growth company (i) we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (ii) we will be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements, (iii) we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (iv) we will not be required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved. We may remain an emerging growth company until as late as December 31, 2018 (the fiscal year-end following the fifth anniversary of the completion of this initial public offering), though we may cease to be an emerging growth company earlier under certain circumstances, including (i) if the market value of our common stock that is held by nonaffiliates exceeds $700 million as of any June 30, in which case we would cease to be an emerging growth company as of the following December 31 or (ii) if our gross revenues exceed $1 billion in any fiscal year.

The exact implications of the JOBS Act are still subject to interpretation and guidance by the SEC and other regulatory agencies, and we cannot assure you that we will be able to take advantage of all of the benefits of the JOBS Act. In addition, investors may find our common stock less attractive if we rely on the exemptions and relief granted by the JOBS Act. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, our stock price may decline and/or become more volatile and we may face difficulties raising capital from the public equity markets in the future.

A significant portion of our total outstanding shares of common stock is restricted from resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is operating successfully.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Following our initial public offering, entities affiliated with North Bridge Venture Partners, entities affiliated with Austin Ventures, entities affiliated with Alloy Ventures, entities affiliated with August Capital and Cisco Systems, Inc. beneficially owned, collectively, approximately 68% of our outstanding common stock. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline. As of the date of this report, approximately 17.7 million shares of our outstanding common stock are be subject to a 180-day contractual lock-up with the underwriters of our initial public offering or us. The underwriters may, in their sole discretion and without notice, release all or any portion of the shares from these lock-up arrangements, and the lock-up agreements are subject to certain exceptions.

Holders of an aggregate of approximately 16.5 million shares of our common stock currently have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

In addition, shares issued or issuable in connection with equity awards granted under our equity incentive plans as well as shares we may issue under our 2013 Employee Stock Purchase Plan will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, the lock-up agreements described above and Rules 144 and 701 under the Securities Act of 1933.

We do not anticipate paying any cash dividends in the foreseeable future, and accordingly, stockholders must rely on stock appreciation for any return on their investment.

We do not currently anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. In addition, the terms of our loan and security agreement with Silicon Valley Bank currently restrict our ability to pay dividends. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not invest in our common stock.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. These provisions include:

•	providing for a classified Board of Directors with staggered, three-year terms;

•	prohibiting cumulative voting in the election of directors;

•	providing that our directors may be removed only for cause;

•	authorizing the Board of Directors to issue, without stockholder approval, preferred stock with rights senior to those of our common stock;

•	authorizing the Board of Directors to change the authorized number of directors and to fill board vacancies until the next annual meeting of the stockholders;

•	requiring the approval of our Board of Directors or the holders of a supermajority of our outstanding shares of capital stock to amend our bylaws and certain provisions of our amended and restated certificate of incorporation;

•	requiring stockholders that seek to present proposals before, or to nominate candidates for election of directors at, a meeting of stockholders to provide advance written notice of such proposals or nominations;

•	prohibiting stockholder action by written consent;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	prohibiting our stockholders from calling a special stockholder meeting;

•	requiring an advance notification procedure for stockholder nominations and proposals; and

•	providing that the Court of Chancery of the State of Delaware will be the exclusive forum for any derivative action, actions asserting a breach of fiduciary duty and certain other actions against us or any directors or executive officers.

As a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law, which, subject to some exceptions, prohibits “business combinations” between a Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock, for a three-year period following the date that the stockholder became an interested stockholder.

These and other provisions in our amended and restated certificate of incorporation and our amended and restated bylaws and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay in the future for shares of our common stock and result in the market price of our common stock being lower than it would be without these provisions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

During the period between July 1, 2013 and September 30, 2013, an aggregate of 15,713 shares of our common stock were issued to employees, consultants and directors upon exercise of stock options under our amended and restated 2005 Stock Plan, for an aggregate consideration of approximately $9,700.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of the securities described above were exempt from registration under the Securities Act in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of securities under compensatory benefit plans and contracts relating to compensation were our employees, directors or bona fide consultants and received the securities as compensation for services.

(b) Use of Proceeds from Public Offering of Common Stock

In November 2013, we closed our IPO, in which we sold 5,320,292 shares of common stock and certain selling stockholders sold 129,708 shares of common stock at a price to the public of $10.00 per share, before underwriting discounts and commissions. The aggregate offering price for shares sold in the offering was approximately $53.2 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-191563), which was declared effective by the SEC on November 5, 2013 and a registration statement on Form S-1 (File No. 333-192148), which became automatically effective on November 6, 2013 pursuant to Rule 462(b) under the Securities Act. The offering commenced as of November 6, 2013 and did not terminate before all of the securities registered under the registration statements were sold. Morgan Stanley, BofA, Merrill Lynch, Deutsche Bank Securities and Needham & Company acted as the underwriters. We raised approximately $44.5 million in net proceeds after deducting underwriting discounts and commissions of approximately $3.7 million and other estimated offering expenses of approximately $5.0 million. We did not receive any proceeds from the sale of shares by the selling stockholders in the IPO. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on November 7, 2013 pursuant to Rule 424(b) of the Securities Act. We invested the funds received in money market funds.

On November 19, 2013, we repaid $10.0 million outstanding under our senior loan with Silicon Valley Bank.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) The following exhibits are filed as a part of this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant filed on November 13, 2013.	—	—	—	—	X

3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-191563	10/4/2013	3.4

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 05, 2013

Mavenir Systems, Inc.

By	/s/ Terry Hungle
Terry Hungle

Chief Financial Officer Principal financial officer and duly authorized signatory

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant filed on November 13, 2013.	—	—	—	—	X

3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-191563	10/4/2013	3.4

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.