Form 10-Q/A
period 2013-09-30
MAVENIR SYSTEMS INC
filed 2013-12-18
CIK 1361470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to Mavenir Systems, Inc.’s quarterly report on Form 10-Q for the quarter ended September 30, 2013, filed with the Securities and Exchange Commission on December 5, 2013 (the “Form 10-Q”), is solely to furnish our XBRL (eXtensible Business Reporting Language) interactive data files in Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.	EXHIBITS

(a) The following exhibits are included as a part of this report:

		Incorporated by Reference				Provided Herewith
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of the Registrant filed on November 13, 2013.	10-Q	001-36171	12/5/2013	3.1

3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-191563	10/4/2013	3.4

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	10-Q	001-36171	12/5/2013	31.1

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	10-Q	001-36171	12/5/2013	31.2

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	10-Q	001-36171	12/5/2013	32.1

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	10-Q	001-36171	12/5/2013	32.2

101*	Condensed Consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2013, formatted in XBRL.	—	—	—	—	X

*	The following condensed consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, formatted in XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 18, 2013

Mavenir Systems, Inc.

By	/s/ Terry Hungle
Terry Hungle
Chief Financial Officer Principal financial officer and duly authorized signatory

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant filed on November 13, 2013.	10-Q	001-36171	12/5/2013	3.1

3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-191563	10/4/2013	3.4

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	10-Q	001-36171	12/5/2013	31.1

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	10-Q	001-36171	12/5/2013	31.2

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	10-Q	001-36171	12/5/2013	32.1

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	10-Q	001-36171	12/5/2013	32.2

101*	Condensed Consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2013, formatted in XBRL.	—	—	—	—	X

*	The following condensed consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, formatted in XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

4