Form 10-K
period 2013-12-31
MAVENIR SYSTEMS INC
filed 2014-02-21
CIK 1361470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission file number: 001-36171

Mavenir Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	61-1489105
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 International Parkway, Suite 200 Richardson, TX	75081
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(469) 916-4393

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.001 par value per share	New York Stock Exchange LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock. The registrant’s common stock began trading on The New York Stock Exchange on November 7, 2013.

As of February 19, 2014, there were 23,420,759 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the 2014 Annual Meeting of Shareholders of Mavenir Systems, Inc., which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2013, are incorporated by reference in Item 10, Item 11, Item 12, Item 13 and Item 14 of Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The forward-looking statements are contained principally in the Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors,” and Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations or financial condition, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

Forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding our revenue, expenses, sales, operations and profitability;

•	commercial acceptance of 4G LTE technology;

•	the development of markets for our products and solutions;

•	our ability to attract and retain customers;

•	future purchases of our solutions and support and maintenance services by existing customers;

•	the potential loss of or reductions in orders from our significant customers;

•	our ability to compete in our industry and innovation by our competitors;

•	our ability to anticipate market needs or develop new or enhanced solutions to meet those needs;

•	our ability to successfully identify, manage and integrate any potential acquisitions;

•	our ability to establish and maintain intellectual property protection for our solutions;

•	our ability to hire and retain key personnel;

•	our expectations regarding the use of proceeds from our November 2013 initial public offering; and

•	our anticipated cash needs and our estimates regarding our capital requirements.

These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results of operation, financial condition, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements contained in this Annual Report are reasonable, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which projections we cannot be certain. Moreover, we operate in a competitive and rapidly-changing industry in which new risks may emerge from time to time, and it is not possible for management to predict all risks.

You should refer to the section of this Annual Report entitled “Risk Factors” for a discussion of important risks that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors and new risks that may emerge in the future, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. We do not undertake to update any of the forward-looking statements after the date of this Annual Report, except to the extent required by law.

Item 1.	Business

In this Annual Report on Form 10-K, unless the context otherwise requires, references to “Mavenir Systems,” “Mavenir,” “we,” “our,” “us,” and the “company” refer to Mavenir Systems, Inc. together with its subsidiaries.

Overview

We are a leading provider of software-based telecommunications networking solutions that enable mobile service providers to deliver internet protocol (IP)-based voice, video, rich communications and enhanced messaging services to their subscribers globally. Our solutions deliver Rich Communication Services (RCS), which enable enhanced mobile communications, such as group text messaging, multi-party voice or video calling and live video streaming as well as the exchange of files or images, over existing 2G and 3G networks as well as next generation 4G Long Term Evolution (LTE) networks. Our solutions also deliver voice services over LTE technology and wireless (Wi-Fi) networks, known respectively as Voice over LTE (VoLTE) and Voice over Wi-Fi (VoWi-Fi). We enable mobile service providers to offer services that generate increased revenue and improve subscriber satisfaction and retention, while allowing them to improve time-to-market of new services and reduce network costs. Our mOne® Convergence Platform has enabled MetroPCS (now part of T-Mobile), a leading mobile service provider, to introduce the industry’s first live network deployment of VoLTE and the industry’s first live deployment of next-generation RCS 5.

The capabilities of smartphones and tablets have caused consumers to shift their communication preferences from traditional voice service to a combination of voice, video and messaging services, which are offered by rich communication services. Additionally, many consumers are using their mobile devices to browse the internet, run software applications, access cloud-based services and consume, create and share rich multimedia and user-generated content. As a result, mobile data traffic is projected to continue to increase exponentially, driven by the rapid adoption of smartphones and tablets and the demand for enhanced and high-bandwidth mobile services such as video. These trends have placed substantial capacity constraints on the existing networks of mobile service providers. In order to alleviate the resulting spectrum and network capacity challenges, mobile service providers are making significant investments to transition their networks to the 4G LTE standard for voice and data transmission over mobile networks, as that standard enables higher data speeds and allows more efficient use of the frequency spectrum.

Because our solutions are interoperable across network generations, we enable mobile service providers to leverage their existing investments in 2G and 3G networks while offering a seamless, cost-effective migration path to 4G LTE networks. Our end customers include AT&T, MetroPCS (now part of T-Mobile), T-Mobile USA, Vodafone and Telstra. Our customers include the first mobile service provider to deploy VoLTE and RCS 5 services to its subscribers, MetroPCS, which deployed these services utilizing our technology. Our solutions can be deployed on-premise within the mobile service provider’s network or hosted in a mobile cloud environment. Our solutions enable mobile service providers to generate additional revenues by providing their subscribers with rich communications and cloud-based services, including:

•	carrier-grade (at least 99.999% reliable), integrated communication services, including voice calling, video calling and messaging;

•	a rich communications experience, which includes integrated one-to-one and group voice chat, video chat, messaging and sharing of content such as videos, images, links or locations;

•	a single identity across multiple devices and services, based on a subscriber’s mobile phone number, that allows seamless delivery of mobile services and applications globally;

•	interworking with legacy short message service (SMS), which is an older technology used to convey short text messages, multimedia messaging service (MMS), which is an existing technology allowing delivery of images in a relatively low-resolution format, and social networks; and

•	cloud-based delivery of next-generation mobile communications, including voice, video, enhanced messaging, which includes voice and video mail and interworking with social media platforms, and storage of mobile subscriber content and media.

We commenced operations in 2005 and began product sales in 2007. For the year ended December 31, 2013, our revenue was $101.3 million, representing 37% year-over-year growth. For the year ended December 31, 2012, our revenue was $73.8 million, representing 49% year-over-year growth. For the year ended December 31, 2011, our reported revenue was $49.5 million, compared with $8.3 million for the year ended December 31, 2010, which growth includes the effect of our acquisition of Airwide Solutions in May 2011. In addition, our operating loss was $(7.7) million, $(14.6) million and $(19.2) million for the years ended December 31, 2013, 2012 and 2011, respectively.

Our principal executive office is located at 1700 International Parkway, Suite 200, Richardson, TX 75081 and our telephone number is (469) 916-4393. Our website address is http://www.mavenir.com. The information contained in or accessible from our website is not incorporated into this Annual Report on Form 10-K, and you should not consider it part of this report.

The “Mavenir Systems®” name, the “mOne®” name, the “Airwide®” name, the “AirMessenger®” name, the “Mavenir™” name, the “mStore™” name, the “mCloud™” name, “Transforming Mobile Networks™” and related images, logos and symbols appearing in this Annual Report on Form 10-K are our properties, trademarks and service marks. Other marks appearing in this Annual Report are the property of their respective owners.

Industry Background

The market for mobile communications services is evolving rapidly, characterized by the following trends:

Proliferation of Smartphones and Tablets. Global adoption of smartphones and tablets is in its early stages, and future growth is expected to accelerate as mobile subscribers increasingly rely on these powerful devices.

Increased Use of Mobile Applications, Mobile Media and Cloud-Based Services. Powerful smartphones and tablets are rapidly replacing desktop computers and laptops as the primary computing platform used for browsing the internet, running software applications, accessing cloud-based services, and consuming media content such as streaming video and internet radio. Many consumers are increasingly creating, sharing and accessing user-generated content, such as photos and videos, on their mobile devices through online services such as Facebook and YouTube. In addition, cloud-based storage is growing significantly as consumers purchase content from media services, such as Amazon, Apple and Google, and utilize online storage services to access their purchased content from multiple mobile device types. Furthermore, mobile subscribers are increasingly seeking more rich communication services, such as video chat, to enhance the communications experience on their mobile devices. These trends in consumer behavior related to mobile device usage are driving a substantial increase in the amount of mobile data traffic.

Mobile Service Provider Challenges

Proliferation of smartphones and tablets as well as increased use of mobile applications and cloud-based services by subscribers present the following challenges for mobile service providers:

Strain on Existing Network Resources. Faced with increased subscriber demand for bandwidth-consuming mobile applications and cloud-based services, mobile service providers are facing spectrum and capacity constraints. During times of peak usage, mobile service providers are often unable to deliver the expected level of service that subscribers demand, which results in subscriber dissatisfaction and increased subscriber turnover.

Competition from Over-The-Top / Web Services. Over-The-Top (OTT) applications compete with services that are, or could be, offered by mobile service providers, reducing revenue sources that traditionally have gone to mobile service providers. For example, OTT services such as Skype, Apple Facetime, Facebook Chat and Blackberry Messenger, allow consumers to engage in rich communications experiences in a simple, easy-to-use interface. These OTT services provide free and feature-rich alternatives that compete with traditional voice and SMS services offered by mobile service providers.

Need to Offer Subscribers Enhanced Services. As mobile voice service access has become commoditized, and average voice revenue per subscriber has decreased, mobile service providers are seeking to offer their subscribers new, differentiated services that increase revenue per subscriber, enhance customer satisfaction and reduce subscriber turnover. To make up for the declining voice and text revenue, and to optimize the transition to data revenue, mobile service providers need to offer new services to provide enhanced communication experiences, including a converged communication experience across multiple mobile devices, to their subscribers, capitalizing on their inherent ability to provide a unique and unified communications experience.

Migration Path to 4G LTE. As mobile service providers migrate to 4G LTE, they will look to minimize capital expenditures and operational costs, while maximizing subscriber usage of their network. Mobile service providers are seeking a common solution platform that can address existing 2G and 3G network requirements without requiring additional investments and that can also be utilized for next-generation 4G LTE network introductions. We believe that mobile service providers want to avoid a complete replacement of their network elements but, at the same time, do not want to invest in disparate systems to support existing and 4G LTE networks. With the growth and adoption of 4G LTE, competition among mobile service providers will continue to intensify as subscribers seek an increasing number of high-quality services.

Benefits of 4G LTE

The next generation of mobile technology, broadly defined as 4G, includes Long Term Evolution (LTE), Worldwide Interoperability Microwave Access (WiMAX) and Evolved High Speed Packet Access (HSPA+) and can be extended to include Wi-Fi. 4G LTE has been developed to handle mobile data more efficiently and allows for faster, more reliable and more secure mobile service than existing 2G and 3G networks. The faster data transfer capabilities of 4G LTE networks enable mobile subscribers to use a wide variety of bandwidth-intensive software applications and cloud-based services with a rich mobile computing experience.

In addition to the benefits for mobile subscribers, 4G LTE technology is inherently more efficient and cost-effective, resulting in a better network infrastructure for mobile service providers. 4G LTE uses wireless spectrum more efficiently than existing 2G and 3G technology, creating more available bandwidth to expand network capacity and enabling mobile service providers to simultaneously offer higher speed data service and enhanced mobile communication services to their subscribers from a single, consolidated next generation network.

4G LTE offers the opportunity to fundamentally lower the cost of network operational centers by leveraging technologies widely used in the IT industry, such as Network Functions Virtualization (NFV), which refers to the deployment of telecommunications application software on virtualized hardware platforms often referred to as “private clouds,” and Software-Defined Networking (SDN), which simplifies network administration through the use of software. Both of these technologies drive down network cost and complexity and increase network flexibility and responsiveness.

4G LTE is a new architecture that enables mobile service providers to offer a wide range of new services across their networks. Mobile service providers can deliver device independent services over 4G LTE networks and offer a cloud-based subscriber experience that is comparable to communication services providers such as Apple, Google and Skype. Mobile service providers will be able to offer a platform that third-party application developers can leverage to integrate new services through open network standards.

Our Solutions

Our solutions, based on our mOne® Convergence Platform, enable mobile service providers to deliver voice, video, rich communications and enhanced messaging services over their existing 2G and 3G networks and next-generation 4G LTE networks. IP-based communication services, which involve the transmission of voice and text data using the more efficient internet protocol that underlies the internet, rather than through traditional and less efficient circuit-switched phone networks, are being developed and deployed today. These services are faster, more efficient and demand less spectrum than the circuit-based communication methods employed by existing 2G and 3G networks.

Our solutions are focused on delivering a seamless and intuitive communications experience to mobile subscribers and an integrated, flexible, differentiated platform for mobile service providers. We enable mobile service providers to capitalize on their IP-based network investments by efficiently and cost-effectively offering a broad range of services.

Our mOne® Convergence Platform offers our customers the following key benefits:

Comprehensive, Highly Configurable and Converged Communication Solution. The mOne® Convergence Platform enables mobile service providers to deploy any or all of a wide range of services. Some of these services include:

•	carrier-grade, integrated communication services, including voice calling, video calling and messaging over the same networks and devices;

•	a rich communications experience, with integrated one-to-one and group voice chat, video chat, messaging and sharing of content such as videos, images, links or locations;

•	a single identity across multiple devices and services, based on a subscriber’s mobile phone number, that allows seamless delivery of mobile services and applications globally; and

•	interworking with legacy SMS/MMS and social networks.

Cloud-Based Implementation. The design of our software products enables mobile service providers to use private cloud implementations to deliver next generation mobile communications, including voice, video, enhanced messaging and storage of mobile subscriber content and media. These solutions allow our customers to share capacity in a cloud deployment with commercial off-the-shelf servers for all services rather than deploying dedicated, proprietary hardware for each service. The key benefits of utilizing private clouds include more agile use of the network infrastructure, the ability to deploy and prove-in new services rapidly using commercially available off-the-shelf hardware available from major manufacturers, combined with our software, without large up-front infrastructure costs, and avoiding the network upgrade costs associated with obsolescence of proprietary hardware. For example, Deutsche Telekom, one of the largest pan-European mobile service providers, has commercially launched our virtualized Rich Communication Services to provide joyn® — an industry initiative that enables one-on-one and group chat services and the enhancement of voice calls through the sharing of multi-media content such as videos, pictures and music — on its own single common hardware platform for nine different national networks across the continent, thereby deploying its own mobile cloud environment. Although we offer to host our solutions in our own cloud-computing center for mobile service providers, we do not currently have any contracts to provide cloud-based hosting services.

Seamless Migration Path to 4G LTE. Historically, mobile service providers have made substantial investments in their existing networks, and these networks will continue to deliver communications and data services for many years into the future. Therefore, mobile service providers are looking for 4G LTE networking solutions that integrate with existing network standards to enable them to transition seamlessly to 4G LTE and cost-effectively optimize their infrastructure investments. Our solutions offer mobile service providers a cost-effective migration path to 4G LTE by supporting existing 2G and 3G networks and next-generation 4G LTE networks, eliminating the need to prematurely retire existing investments. Our platform features a comprehensive, standards-based set of interfaces to ensure a seamless integration into existing infrastructure that includes technology from multiple vendors, and can be deployed over a wide range of network types including 2G, 3G, LTE, WiMAX, HSPA+ and Wi-Fi.

Ability to Improve Subscriber Experience and Deliver Revenue-Generating Services. Mobile service provider competition continues to exert downward pressure on the prices and profits associated with traditional voice, SMS and data services. To counteract this trend, mobile service providers can leverage our solutions to offer differentiated next-generation services that build customer loyalty, improve subscriber retention and generate additional revenues. When a mobile service provider offers a rich communications platform with multiple high-value services, its subscribers will be more likely to pay for these services, either by direct subscription or through increased data revenue, and less likely to switch providers.

Scalable Architecture and Carrier-Grade Reliability. Mobile service providers require networking solutions that enable deployment of networks covering large geographic areas and support millions of simultaneous end users with the traditional mobile telecommunications requirement of 99.999% availability. Additionally, mobile service providers need the flexibility to add capacity to support subscriber growth and increased network traffic as new, high-bandwidth services are introduced. Our solutions form a highly scalable carrier-grade platform that provides subscribers with high-quality service, as measured by the breadth of services offered and reliability, or lack of downtime. Our platform is fully compatible with the mobile industry’s standards and interoperability framework, allowing full compatibility across mobile service providers and geographies. Unlike OTT service providers, who cannot control quality or reliability of service because they do not own or control underlying access networks, mobile service providers using our solutions over their networks can deliver high-quality and consistent service to all subscribers.

Open Platform and Social Interworking. Our standards-based open solution architecture and Application Programming Interfaces (APIs) allow mobile service providers to develop or incorporate third-party enhancements, for example, by embedding messaging or voice calling capabilities within consumer applications such as shopping or banking applications. We enable mobile service providers to interconnect various OTT applications and social networking services so that a subscriber can engage in voice, video and rich messaging communications with anyone, anywhere, on any device or in any communications ecosystem. A subscriber can communicate with another subscriber through one central identity based on the subscriber’s mobile phone number, rather than having to worry about what specific application to use to connect with that other subscriber. Mobile service providers can leverage this neutral position and technology to bring more users into their networks.

Our Competitive Strengths

We are a leading provider of software-based telecommunications networking solutions that transform mobile networks to deliver enhanced new services to their subscribers globally. Because we have been first to market with solutions that enable many enhanced subscriber services, we have a broad customer base and we have a history of successfully competing for business with some of the largest solutions providers in the mobile industry. Our competitive strengths include the following:

First-Mover Advantage. Since our inception, we have developed significant expertise around solving the key challenges that mobile service providers face as they deploy next-generation networks and we have been first to market with solutions that enable many enhanced subscriber services. Decisions and deployments of network infrastructure and solutions require significant lead time, typically 12 to 24 months. Our past large-scale deployments for existing customers have increased our brand awareness and provided us with customer validations that serve as a significant competitive advantage as additional mobile service providers evaluate their next-generation communications solutions needs. Based on our deployments and contracts to date, we believe we have delivered significant industry ‘firsts’, such as the first commercial deployment of VoLTE, deployed by MetroPCS, and plan to continue to be a first mover.

Singular Focus on Next-Generation Communication Solutions. We are focused on developing and selling next-generation IP-based voice, video, rich communications and enhanced messaging services to mobile service providers. Unlike many of our competitors, we are not encumbered by a product portfolio full of legacy solutions and an installed customer base that generates significant revenue and cash flow streams from legacy solutions. Rather, we can focus on selling transformational solutions to mobile service providers that enable them to take advantage of the inherent benefits of 4G LTE and offer services that increase revenue, improve subscriber satisfaction and reduce customer turnover.

Modular Platform for Next-Generation Communication Solutions. Our mOne® Convergence Platform is based on a flexible software architecture that enables mobile service providers to provide IP-based voice, video, rich communications and advanced messaging applications to their subscribers. We have worked closely with many of our mobile service provider customers to understand their unique requirements and have developed a platform with the specific product features that are most relevant to help them achieve their strategic priorities. Our modular platform approach allows mobile service providers to selectively deploy the services they want for their subscribers, with the ability to add additional services and scale as needed. We believe that our ability to provide mobile service providers with customized deployment strategies, which allow them to gradually add services, gives us a significant competitive advantage.

Interoperability across Network Generations. Seamless and cost-effective migration of subscribers and services from 2G and 3G networks to 4G LTE networks can be achieved by bridging disparate technologies, while preserving existing investments, through intelligent gateways and interworking software. Our industry standards-based products support fully-integrated legacy interfaces, that enable mobile service providers to continue to use much of their existing core network infrastructure which is the centralized network of switches, routers and application services that deliver consumer services and includes elements such as subscriber databases, billing systems and intelligent network systems, without costly upgrades or replacements. Our ability to interoperate across traditional network boundaries mitigates the cost and complexity of deploying 4G LTE networks and accelerates time-to-market.

Technology Team. We believe our management team and the depth and diversity of our engineering and operations talent provide us with a competitive advantage. The extensive domain expertise of our engineering team is derived from its members’ combined experience in different areas of technology, including voice technology, software development, cellular/mobility applications, internet protocol networking, social networking and communications networks. Our solutions require expertise in the convergence of voice and data networking as well as the evolution of 2G and 3G technology to 4G LTE networks. Our expertise includes developing market-defining telecommunications products, implementing our solutions in small- and large-scale network environments, and supporting our global customer base from within our customers’ regional geographies.

Our Strategy

Our goal is to establish our position as the leading global provider of 4G LTE solutions. Initially we have incurred and will continue to incur significant sales and marketing expenses to capture new product opportunities principally from our existing customer base. Additionally, as we win these new product sales we expect to incur considerable product and employee related expenses for technology trials, market trials, initial testing and deployment of our solutions. As we expand our product footprint within our customers we expect significant expansion of business with these individual customers with considerably lower ongoing expenses. The resulting increased sales and improving margins driven by relative cost efficiencies are expected to drive improvement in our overall profitability. Key elements of our strategy include:

Leverage First-Mover Advantage to Increase Sales to Existing Customers and to Grow Our Customer Base. We have the advantage of being a first-mover with innovative solutions that enable operators to efficiently address network challenges, with several major global mobile service providers having already chosen our solutions for their 4G LTE network needs. We believe that the experience and detailed technical knowledge that our employees obtained while providing solutions to these customers, including enabling MetroPCS to launch its first-to-market RCS 5 and VoLTE services, will be directly applicable to expanding existing customer networks, as well as new customer networks, with our next-generation solutions. We intend to further capitalize on our early market success in deploying next-generation 4G LTE solutions and the strong relationships we have with mobile service providers to supply our existing customers with new product offerings as well as to gain new customers. For example, we provided legacy messaging solutions to MetroPCS initially and expanded the solutions we provide to that customer to include voice and messaging over LTE. In order to continue to increase our global presence, we intend to continue to expand our sales, marketing and design teams to generate demand for our solutions and further leverage our channel relationships to increase our global reach. For example, we have a channel partner relationship with Cisco Systems that enables us to leverage Cisco Systems’ global sales force to market and sell our full suite of voice, video and messaging solutions to mobile service providers globally.

Extend our Technology Advantage Through Continued Innovation. We have a track record of providing differentiated solutions across both voice and messaging service domains. For example, our solutions enabled the first network with voice and messaging on LTE. Also, we enabled Vodafone’s early market deployment of LTE circuit switch fallback, which enables support for voice and messaging services to LTE smartphones over mixed 2G, 3G and 4G LTE environments and therefore enables the early introduction of LTE smartphones onto mobile service provider networks. We will utilize the valuable insight into product and performance requirements that we have gained in our early market achievements in the transition from 2G and 3G to 4G LTE to continue to deliver market-leading solutions focused on 4G LTE services, with the ability to deliver operator-specific customizations and solutions and to deliver a full suite of integrated mobile communications that can be deployed through a cloud-based implementation. We believe our collaborative engagements with mobile service providers as they undergo the transition from 2G and 3G to 4G LTE have provided us with valuable insight into product and performance requirements in the past and have helped us stay ahead of our competition by enabling us to offer highly differentiated products, thereby extending our technology advantage.

Simplify Mobile Service Providers’ Transition to 4G LTE. Our solutions give mobile service providers the ability to deliver next-generation services over existing networks, which positions them to cost-effectively optimize the useful lives of their existing networks. Mobile service providers can then focus their investments on a seamless, cost-effective path from existing 2G and 3G networks to next-generation 4G LTE networks. We believe we are well-positioned to provide more efficient solutions that will lead to new revenue opportunities for mobile service providers as they refresh legacy equipment. Our solution works within existing 2G and 3G networks as well as next-generation 4G LTE networks, which allows us to capture rich communications business from mobile service providers using 2G and 3G networks today, and then to cost-effectively transition them to 4G LTE in the future.

Leverage Virtualization Technology to Enable Cloud Computing and Service Deployment Flexibility. We believe that virtualization technology can be leveraged to build 4G LTE core networks on standard cloud computing platforms, significantly lowering the cost for network infrastructure equipment. As many of the largest mobile service providers pursue strategies to implement their own private cloud infrastructures, we intend to continue pioneering solutions for virtualized cloud-based environments. Virtualization also allows more agile use of network infrastructure and is an ideal approach to providing hosted services, which we can deliver for both small and large mobile service providers. For example Deutsche Telekom, one of the largest pan-European mobile service providers, has commercially launched our virtualized Rich Communication Services to provide joyn® — an industry initiative that enables one-on-one and group chat services and the enhancement of voice calls through the sharing of multi-media content such as videos, pictures and music — on a single common hardware platform for nine different national networks across the continent, therefore deploying its own mobile cloud environment. Other virtualization benefits include the ability to rapidly deploy and test new services without large up-front infrastructure investments, as well as the flexibility to bundle application software together onto common hardware, thus lowering entry costs for smaller, regional mobile service providers. Although we offer to host our solutions in a cloud-computing center for mobile service providers, we do not currently have any contracts to provide hosted services.

Selectively Pursue Strategic Acquisitions. We intend to continue to expand our product portfolio through opportunistic business acquisitions and intellectual property transactions. For example, we acquired Airwide Solutions in May 2011 to strengthen our mobile messaging solutions portfolio and expand our global market presence with additional locations in Europe, the Middle East and Africa (EMEA) and the Asia-Pacific region, in addition to significantly expanding our employee and talent base.

Expand into Adjacent Market Segments. As access networks converge towards all-IP, mobile service providers with solutions across wireless, wireline and enterprise see an opportunity for significant savings by consolidating infrastructure equipment into a single converged 4G LTE network. Given the technical complexities associated with mobile networks, and the standardization of solutions such as VoLTE and RCS, we believe that mobile service providers will ultimately choose to converge wireline, and to a lesser degree, enterprise onto the wireless 4G LTE network. With our expertise and first-mover advantage in VoLTE and RCS, we intend to provide converged solutions for adjacent market segments such as residential wireline, mobile center office exchange service (centrex) and enterprise.

Our Products

Our products support services in two broad categories — Voice and Video and Enhanced Messaging. The products can be sold individually or packaged together as fully integrated solutions that we deliver to our customers. Revenues from our Voice and Video product group comprised 33.5%, 31.4% and 34.0% of our revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Revenues from our Enhanced Messaging product group comprised 66.5%, 68.6% and 66.0% of our revenues for the years ended December 31, 2013, 2012 and 2011, respectively. The functions provided by our products are described below.

Voice and Video

Telephony Application Server, or TAS:

Our Telephony Application Server (TAS) is a standards-based highly scalable product that provides voice, video and supplementary services over broadband IP networks. Based on its unique convergence capabilities and flexible software packaging, TAS is designed to enable service parity and consistency with the legacy circuit-switched (CS) mobile network, as well as simplify and accelerate 4G LTE network deployments. Our TAS enables advanced mobile functionalities in 4G LTE networks and provides the seamless mobility needed while roaming across networks of different generations and access topologies.

TAS supports a rich suite of advanced IP services, such as HD audio, video conferencing, multi-device and multi-access, that mobile service providers can use to create a differentiated and compelling service offering for their subscribers. Mobile service providers can use TAS to provide the following services: VoLTE, VoWi-Fi, Fixed Mobile Convergence (FMC), Mobile Video Calling, Mobile Enterprise and Fixed Residential. TAS is essential to the roll out of next-generation voice and video services. For example, our TAS solution enabled the first-to-market launch of VoLTE by MetroPCS (now part of T-Mobile) in August 2012.

Voice over LTE Interworking Function, or VoLTE IWF:

Our Voice over LTE Interworking Function (VoLTE IWF) product is deployed as a simple, cost-effective overlay to legacy (circuit-switched) networks, enabling voice and SMS services across next-generation LTE networks. VoLTE IWF is a framework that removes dependencies and alleviates costly upgrades to legacy networks through support for two applications: Circuit-Switched Fallback (CSFB) enabling the early introduction of LTE smartphones using legacy networks and Single Radio Voice Call Continuity (SR-VCC) enabling VoLTE call continuity in the event a subscriber roams out of LTE coverage. Mobile service providers can implement CSFB as an interim solution to start offering LTE services right away, and later perform a software upgrade to enable SR-VCC functionality as a final solution for VoLTE, thereby avoiding any costly upgrades. Our VoLTE IWF framework also allows mobile service providers to address evolving LTE standards through software upgrades.

Media Resource Function, or MRF:

Our Media Resource Function (MRF) is a media processing engine that is deployed along with our TAS to provide real-time voice and mobile video services. The MRF provides intelligent video and audio transcoding to optimize service delivery, which becomes an essential capability when interconnecting voice and video services between the mobile service provider network and OTT applications. The MRF also performs adaptive policy-driven traffic shaping based on network conditions and device capabilities to manage the subscribers’ Quality of Experience (QoE), which OTT service providers cannot offer.

Mobility Application Server, or MAS:

Our Mobility Application Server (MAS) is a standards-based application server that provides service continuity as mobile devices roam in or out of cellular coverage areas. MAS can be deployed as a stand-alone product or can be fully integrated with TAS. MAS supports multimedia session continuity between different networks, such as Wi-Fi and cellular.

Call Session Control Function, or CSCF:

Our Call Session Control Function (CSCF) provides subscriber and session management services to the core network, including authentication functions and service orchestration, routing and delivery. Our CSCF framework is designed with the scalability, reliability and performance density needed for the significantly larger number of devices in wireless networks compared to wireline networks. Our CSCF is designed for deployment in multi-vendor networks with support for both open standard interfaces and the flexibility to work around non-standard third-party implementations, thus ensuring successful interoperability and rapid deployment of services.

Equipment Identity Register, or EIR:

Our Equipment Identity Register (EIR) allows operators to control access to mobile networks, deterring device theft and fraud, and enables provisioning of optimized services, such as transcoding and ringtones, based on device type. EIR has advanced administrative and customer management capabilities that allow mobile operators to block any blacklisted mobile equipment and to lock subsidized handsets to specific SIM cards to enforce subscriber contract agreements. Our EIR solution allows mobile service providers in North America to comply with a recently announced Federal Communications Commission mandate requiring mobile service providers to expeditiously disable mobile devices that are reported stolen. Our unified EIR solution allows global mobile service providers to support all 2G, 3G and 4G LTE devices on their networks using a single solution.

Unified Access Gateway, or UAG:

Our Unified Access Gateway (UAG) is a multi-application solution that is used to authenticate end-user access to the converged services network. Our UAG includes Session Border Controller (SBC) and other gateway functions that are needed to extend mobile operator services to a variety of IP devices and web browsers. The UAG supports the requisite 4G LTE functional components needed to support mobility and roaming, while accessing VoLTE and RCS services. UAG is deployed at the edge of the mobile service provider network to secure service access, including traffic from other provider networks, and is a security gateway that supports key data encryption methods to ensure data integrity and protects the network against malicious attacks, such as denial of service.

Enhanced Messaging

Rich Messaging Server, or RMS:

Our Rich Messaging Server (RMS) is a flexible IP messaging application server with intelligent routing, policy-driven services and multiple domain delivery capabilities that provides a complete suite of text, picture and instant messaging services on a single consolidated platform. RMS allows mobile service providers to seamlessly migrate legacy messaging services such as SMS and MMS to 4G, as well as offer new multimedia messaging services that are competitive with OTT messaging service providers.

RMS can be used by mobile service providers to provide the following services: LTE Messaging, Web Messaging, Converged IP Messaging (CPM), and RCS. With support for programmable interfaces, RMS allows operators to open up their messaging infrastructure to third-party application developers and introduce innovative new services at a rapid pace. Through the use of open APIs, RMS messaging services can be interworked to social networks to extend the reachability of the mobile service provider’s messaging services to include OTT communities.

Messaging Routers and Gateways:

Our portfolio of Messaging Routers and Gateways is based on a proven set of SMS and MMS messaging products that can be easily and rapidly deployed, and gives mobile service providers a comprehensive messaging solution for all of their messaging needs. Our Universal Messaging Repository (UMR) solution is a flexible, modular SMS messaging platform that provides intelligent, optimized routing features and policy-driven subscriber service profiles. The modularity of our UMR solution allows mobile service providers to deploy high-performance message routing, personalized SMS services and in-line security services such as content filtering. Our Messaging Router is an optimized routing solution for the growing machine-to-machine SMS market segment. Other products of ours, such as Messaging Firewall, Personal, Store and Rapid Service, protect mobile service provider infrastructures from security threats and provide differentiated messaging capabilities needed for high-value services such as mobile banking and client relationship management (CRM) systems. Our Messaging Gateway product is a multimedia messaging gateway that controls access to the network from third-party content providers for delivery of high-value SMS and MMS messaging services and content.

Presence and Resource List Server, or PRS:

Our Presence and Resource List Service (PRS) supports a rich suite of presence features that are optimized for deployment in mobile service provider networks. Presence features allow a user to share information, such as availability, pictures, or away messages, with authorized contacts in the user’s address book. PRS is designed with all the requisite features and functionality to support the RCS, providing both social presence and device capabilities discovery, and thus ensuring an optimum user experience for mobile subscribers.

PRS accepts, stores and distributes presence information, manages buddy and group lists, performs subscription authorization and enforces privacy rules. More importantly, PRS is scalable to cost-effectively support presence service for the mobile mass market through our network optimization capabilities.

XML Document Management System, or XDMS:

Our XML Document Management System (XDMS) is a high-performance and reliable database system that supports the management and storage of user-generated content such as icons, pictures and taglines, for social presence sharing and is used to store pre-defined group contact lists, such as a subscriber’s friends and family. Additionally, XDMS can also be used as a next-generation Network Address Book (NAB) that manages and stores a subscriber’s contacts, which can then be accessed from multiple devices, thereby enabling a cloud-based service model.

Technology and Architecture

Our technology has been designed to meet the challenges that mobile service providers face to evolve their networks to support next-generation services and devices. Our ability to interwork new technologies, such as 4G LTE, with the existing 2G and 3G core network infrastructure lowers investment cost for mobile service providers through continued use of legacy equipment, accelerates time-to-market by minimizing impacts on the surrounding network infrastructure and enables service parity across 2G, 3G and 4G LTE networks. Also, our ability to interwork 4G LTE with social networks and the support we provide for open APIs enables collaboration with OTT service providers, encourages new business models and extends the reach of the mobile provider’s services.

Our differentiated capability for service interworking is based on our mOne® Convergence Platform. The mOne® Convergence Platform is a carrier-grade software platform that enables rapid service development and service delivery across multiple network domains, including circuit-switch, IP, OTT and web-based access. The platform is comprised of three software layers — an applications and services layer, a functional layer and an interface abstraction layer. The applications and services layer provides application- or service-specific logic needed to support standards-based solutions such as VoLTE, RCS and CPM. The functional layer consists of discrete functional modules that are common to the various applications or services, such as billing, subscriber management, call preservation and routing. Finally, the interface abstraction layer provides the flexibility to connect any application or service to any multi-vendor network element over different types of network protocols, thereby providing convergence across disparate service domains.

Our ability to package multiple services and solutions across voice, video, messaging and presence on a single common platform reduces the cost and complexity of deploying 4G LTE-based networks. The mOne® Convergence Platform supports a wide range of applications and functionalities to deliver services over 2G, 3G and 4G LTE networks — such as VoLTE, LTE Messaging, Mobile Video, RCS and CPM — all on a single common platform and all with common management.

The mOne® Convergence Platform complies with all leading industry standards from key standards development organizations including the 3rd Generation Partnership Project (commonly known as 3GPP), the Internet Engineering Task Force (commonly known as IETF) and the Open Mobile Alliance (commonly known as OMA) and supports industry-standard open interfaces to connect with existing mobile access and core networks.

The mOne® Convergence Platform is a software-based platform that can be deployed on different types of commercial off-the-shelf (COTS) hardware platforms, including Advanced Telecommunications Computing Architecture (ATCA) hardware platforms, industry standard IT server and blade server hardware platforms and virtualized cloud environments, giving mobile service providers the flexibility to choose the solution that best suits their needs. Our technology makes use of Network Functions Virtualization (NFV) and enables mobile service providers to transition from telecommunications-specific purpose-built hardware platforms onto widely-available industry-standard general computing platforms, thereby significantly lowering costs.

Our technology is based on the following design principles:

•	Openness: Our products and solutions are based on leading industry standards and designed to be fully interoperable with third-party vendor equipment.

•	Flexibility: Our software is highly modular and can easily adapt to interwork with the wide variety of equipment typically found across different mobile service provider networks.

•	Innovation: Our unique convergence capabilities enable solutions that address deployment challenges and accelerate time-to-market.

•	Scalability: Our platform is designed to seamlessly scale to meet traffic growth requirements with minimal impact on network design and provisioning.

•	High Availability: Our platform is designed against any single point of failure, meeting or exceeding the traditional mobile telecommunications industry requirements for 99.999% availability. In addition, our solutions are designed for geographical redundancy which maintains network and service availability.

Customers

Our primary customers are mobile service providers that are deploying or seeking to deploy next-generation converged communications services, such as VoLTE and RCS, over 4G LTE networks. We sell our products directly and through channel partners and system integrators.

Revenue from customers located outside the United States represented 58% of our total revenue in 2013, 54% of our total revenue in 2012 and 49% of our total revenue for the year ended December 31, 2011.

In 2013 AT&T, T-Mobile USA (now includes MetroPCS), and Deutsche Telekom accounted for approximately 20%, 17%, and 13%, respectively, of our total revenue. In 2012, AT&T, MetroPCS , T-Mobile USA and Vodafone accounted for 21%, 13%, 11% and 10%, respectively, of our total revenue. In 2011, T-Mobile USA, AT&T and Vodafone accounted for 24%, 14% and 11%, respectively, of our total revenue. No other end customer accounted for more than 10% of our revenue in those respective periods.

Customer Support and Services

We provide critical and hands-on support and services to our customers to define, deploy and operate the products and solutions we sell, which we believe is a critical component of our overall platform offering. Our support and services effort covers pre-sales technical consultation, specification and solution design, solution testing and certification, operation, post-sales maintenance and training.

The provision of a broad range of professional support services is an integral part of our business model. We offer services designed to deliver comprehensive support to our mobile service provider customers and channel partners through every stage of product deployment.

The services we provide to our customers include:

Customer Service and Technical Support. Our support organization provides 24-hour, 7 days a week, 365 days a year operational support to our customers. The support team and resources are strategically located within our customers’ geographical regions in order to deliver personalized and high-quality engineering and support capabilities. Our service and support team is dedicated to providing high quality and responsive support to ensure that our customers successfully deliver IP-based voice, video, rich communications and enhanced messaging services to their subscribers.

Professional Services. We offer a range of professional services to support every step of the deployment and use of our solutions: pre-installation services, installation, network monitoring and training. Our professional services group provides pre-installation services, such as service and architecture definition and pre-sales support, to help our customers identify the relevant set of services and the associated use cases that they require and better understand their customer-specific requirements. Our installation services include network design, project management, physical installation and commissioning. We integrate our solutions with other network components and back office management systems. Our expertise in all of these steps is critical to the successful launch of new services on 4G LTE, and we have differentiated experience based on the commercial launch of the first VoWi-Fi network and first VoLTE network. We also offer network monitoring services to assess network health and we provide recommendations for network expansions, upgrades, optimization and evolution. Finally, we provide detailed product documentation and training that are adapted to the specific network deployment of each customer.

Sales and Marketing

As of December 31, 2013, we had a total sales and marketing staff of 68 employees, with 29 located in the Americas, 22 located in Europe, the Middle East and Africa (EMEA) and 17 in the Asia-Pacific region. Our sales and marketing expenses were $20.5 million, $20.6 million and $12.3 million in the years ended December 31, 2013, 2012 and 2011, respectively.

We market and sell our solutions directly to our customers through our sales force and indirectly through channel partner relationships.

Direct Sales. Our direct sales organization focuses on selling to leading mobile service providers throughout the world. The typical selling cycle begins with mobile service providers requesting information either informally or formally through a request for information (RFI) and/or request for proposal (RFP). In many instances, mobile service providers will first issue an open-ended RFI, then a more detailed and specific RFP. The RFP process includes assessment of responses as well as, in most cases, lab testing and potentially field testing of the service to be deployed. Our relationships with leading mobile service providers and experience in their labs have given us significant insight into their networks and their decision-making processes with respect to their deployment of solutions.

We maintain sales and support offices in several markets around the world, including the United States, Canada, the United Kingdom, India, Singapore, China and Australia, and we have sales personnel in an additional nine countries. The sales team is managed geographically and by key accounts to ensure appropriate focus on our global customer base. Given the large portion of mobile subscribers that are accounted for by the largest mobile service providers, we are focused on addressing those large mobile service providers.

For the years ended December 31, 2013, 2012 and 2011 respectively, approximately 48%, 44% and 33% of our revenues resulted from our direct sales team.

Channel Partner Relationships. We have developed relationships with a number of channel partners, including Cisco Systems and other Value Added Resellers (VARs). These relationships have allowed us to reach a broader mobile service provider market than was possible through our direct sales efforts.

For the years ended December 31, 2013, 2012 and 2011, respectively, approximately 52%, 56% and 67% of our revenues resulted from our channel partner relationships.

Marketing. We market and promote our products and solutions through a series of coordinated efforts that include customer workshops, customer social events, participation on discussion panels at industry events, speeches, webinars and seminars for customers, industry analyst and press briefings, press releases, attendance at trade shows, demonstrations of product capabilities and trials, including early adopters programs and marketing collateral such as product briefs, solution briefs, advertising in trade journals, placed articles and white papers. These marketing activities are typical for the telecommunications industry. We also use social media, such as blogs and posts on Twitter and LinkedIn, to broadcast time-sensitive information of topical interest.

Research and Development

Our technology requires continued investment to maintain our market and technology leadership position. Accordingly, we believe that a strong research and development program is critical to our success. Our research and development efforts are focused on designing, developing and enhancing our products as well as the technology underlying our products, investigating new technologies, performing testing, quality assurance and certification activities with major operators and integrating our solutions with third-party products, if necessary.

Continued investment and innovation in research and development is critical to our business. As of December 31, 2013, we had approximately 433 engineering development personnel located in the United States, India, China and other countries. These personnel are skilled with deep domain expertise in the diverse areas of telecommunications, IP networking, software development, web technologies, and have successfully delivered high-availability voice and video telephony applications leveraging cloud computing and open source software. We deliver end-to-end solutions combining our products and best-of-breed third-party components. This open approach is supported by a highly scalable software platform, flexible software architecture and a skilled employee base. Our delivery of the first operational VoLTE solution at MetroPCS (now part of T-Mobile) in a complex multi-vendor environment illustrates our position at the forefront of the technology space and our ability to execute in a demanding customer environment.

Our research and development expenses were $22.8 million, $23.3 million and $15.0 million during the years ended December 31, 2013, 2012 and 2011, respectively.

Competition

The market for mobile network infrastructure products and solutions is highly competitive and evolving rapidly. The market is subject to changing technology trends and shifting subscriber needs and expectations that lead our customers to introduce new services frequently. With the growth and adoption of 4G LTE technology, we expect competition to continue and intensify for all of our solutions, and in all of our target markets.

We believe there are a number of important factors to compete effectively in our market, including:

•	Voice, Video and Messaging Features. Mobile service providers are increasingly demanding a comprehensive set of solutions that includes closely integrated mobile voice, video and messaging features.

•	Solution Scalability and Robustness. The transition to 4G LTE technology is starting with small-scale deployments with the mobile service providers’ expectation of expanding the deployed services to address all subscribers over time. Mobile service providers are seeking solutions that can be grown seamlessly from the initial small-scale deployments for a subset of subscribers to full deployment for all subscribers and that have the required carrier-grade robustness.

•	Competitive Pricing. Total cost of ownership is one of the key attributes that mobile service providers evaluate when selecting a solution. With declining revenues for voice services and basic messaging, mobile service providers expect that the evolved networks will lower costs to deliver equivalent services, and provide the infrastructure necessary to deliver enhanced services, both now and in the future.

•	Flexibility and Responsiveness. Mobile service providers typically require functionality to be integrated into their networks on aggressive timelines to meet their desired service launch dates. Also, the specific features required for launch of new services varies among mobile service providers due to each provider’s unique network requirements and the new service set being launched. We believe it is critical that solutions providers have the flexibility to offer customized solutions and implementation approaches.

•	Market Recognition. The implementation of network infrastructure often ties mobile service providers into their chosen vendors for extended periods. As a result, mobile service providers tend to favor suppliers who are well-known, whose successes are demonstrated and whose reputations are well-established.

Our primary competitors consist of two broad categories:

•	Major Network Infrastructure Providers. These competitors include Alcatel-Lucent, Ericsson, Nokia Siemens Networks and Huawei. We believe that we are generally very competitive against these vendors because of the features we offer within our solutions, our flexibility in delivering solutions that are well optimized and deliver the specific feature set required for each mobile service provider’s unique network requirements, the timeliness of delivering solutions, and competitive pricing. We believe that the large infrastructure vendors generally face structural challenges to both support their legacy businesses and deliver the innovative next-generation solutions – challenges that we believe will prevent them from delivering the innovation that mobile service providers need to quickly launch new enhanced services.

•	Specialty Solution Providers. These competitors include solutions providers such as Acme Packet (recently acquired by Oracle), Broadsoft and Sonus Networks, voice providers such as Broadsoft and Metaswitch and messaging specialists such as Comverse and Acision. Each of these solution providers has the ability to deliver one communications medium but lacks the ability to deliver comprehensive communication solutions. We believe that we are very competitive against these vendors with the breadth of our voice, video and messaging solutions, the features we offer within each of the solutions, the timeliness of delivering the solutions, and competitive pricing. Additionally, we believe that we are becoming better known than these niche vendors as a leading provider of mobile communications solutions for next-generation 4G LTE networks and RCS services with the early successes we have earned with our customers.

We also compete with some of our channel partners that sell our Equipment Identity Register (EIR). We believe that the areas in which we compete with these channel partners will have no material impact on existing resale arrangements.

Our current and potential competitors may have significantly greater financial, technical, marketing and other resources than we do and may be able to devote greater resources to the development, promotion, sale and support of their products. Our competitors may have more extensive customer bases and broader customer relationships than we do, including relationships with our potential customers. In addition, these competitors may have longer operating histories and greater brand recognition than we do. Our competitors may be in a stronger position to respond quickly to new technologies and may be able to market and sell their products more effectively. Moreover, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our customer relationships and competitive position or otherwise affect our ability to compete effectively. For more information on the competitive risks we face, please read “Risk Factors — Risks Related to Our Business and Our Industry.”

Intellectual Property

Our success depends to a significant degree upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary confidentiality and other contractual protections. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and non-U.S. patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of December 31, 2013, we had been issued 17 U.S. patents and 25 non-U.S. patents. In addition, as of December 31, 2013, we had a total of 11 patent applications pending in the United States, and 24 pending non-U.S. patent applications. Many of the non-U.S. patents and applications are counterparts to the U.S. patents or certain of the U.S. patent applications.

Our U.S. patents are scheduled to expire at various dates between March 2021 and June 2028. The expiration dates of our pending U.S. patent applications, if those applications are issued as patents, will presently be as late as September 2033. Our non-U.S. patents are scheduled to expire at various dates between August 2021 and July 2028. The expiration dates of our pending non-U.S. patent applications if those applications are issued as patents, will presently be as late as October 2033.

Our registered trademarks in the United States consist of the Mavenir Systems® name, mOne®, AirMessenger® and Airwide®.

Our software is protected by U.S. and international copyright laws. We also incorporate a number of third-party software programs into our solutions, pursuant to license agreements. Our software is not substantially dependent on any third-party software, although it utilizes open source code.

In addition to the protections described above, we generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including nondisclosure agreements with employees, consultants, customers and vendors and other measures for maintaining trade secret protection. We license our software to customers pursuant to agreements that impose restrictions on the customers’ ability to use the software, including prohibitions on reverse engineering and limitations on the use of copies. We also seek to avoid disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute nondisclosure and assignment of intellectual property agreements and by restricting access to our source code. For information on the risks associated with our use and protection of intellectual property, please see “Risk Factors — Risks Related to Our Intellectual Property and Our Technology.”

Employees

As of December 31, 2013, we had 786 full-time employees, 433 of whom were primarily engaged in engineering, 68 of whom were primarily engaged in sales and marketing, 212 of whom were primarily engaged in providing implementation and professional support services and 73 of whom were primarily engaged in administration and finance. These employees are located in the United States, India, China, the United Kingdom, Canada, Australia, Finland, Croatia, Germany, Singapore, Malaysia, United Arab Emirates and other locations globally. While the laws of certain of the jurisdictions in which we have employees do not require employees to advise us of union membership, to our knowledge, none of our employees is represented by a labor union or covered by a collective bargaining agreement, except that all of our several employees located in Finland are covered by a collective bargaining agreement. We consider our relationship with employees to be good.

Available Information

We file with the Securities and Exchange Commission (the SEC) annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Securities Exchange Act of 1934, as amended. The public may obtain these filings at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding Mavenir and other companies that file materials with the SEC electronically. Copies of our reports on Form 10-K, Forms 10-Q and Forms 8-K may also be obtained, free of charge, electronically through the investor relations portion of our website, http://investor.mavenir.com/investor-relations/sec-filings/default.aspx.

We webcast our earnings calls on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events and press and earnings releases, on the investor relations portion of our website. Further corporate governance information, including our corporate governance guidelines, board committee charters, Code of Business Conduct and Ethics and our Code of Ethics for Certain Senior Officers, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our website are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

Item 1A	Risk Factors

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

We have incurred significant losses in each year since inception. As a result of ongoing net losses, we had an accumulated deficit of $(110.9) million at December 31, 2013. We expect to continue to incur significant product development, sales and marketing, administrative and other expenses. We have only a limited operating history on which you can base your evaluation of our business and our ability to increase our revenue. We commenced operations in 2005 and began product sales in 2007. We will need to generate significant additional revenue to achieve and maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. To the extent we are unable to become or remain profitable, the market price of our common stock will probably decline.

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

We derive a substantial portion of our total revenue in any fiscal period from a limited number of mobile service provider customers as a result of the relatively concentrated nature of our target market and the relatively early stage of our development. During any given fiscal period, a small number of customers may account for a significant percentage of our revenue. For example, four of our customers (AT&T, Deutsche Telekom, T-Mobile and Vodafone) together accounted for approximately 58% of our total revenue for the year ended December 31, 2013. Generally, we do not have and we do not enter into multi-year purchase contracts with our customers, nor do we have contractual arrangements to ensure future sales of our solutions to our existing customers. Our inability to generate anticipated revenue from our key existing or targeted customers, or a significant shortfall in sales to them, would significantly reduce our revenue and adversely affect our business. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large mobile service provider customers.

Our large mobile service provider customers have substantial negotiating leverage, which may require that we agree to terms and conditions that could result in increased cost of sales, decreased revenues or delayed recognition of revenues and could adversely affect our operating results.

Many of our customers are large mobile service providers that have substantial purchasing power and leverage in negotiating contractual arrangements with us, including pricing terms. Any of our present or future mobile service provider customers may require us to develop additional features and may impose penalties or seek damages relating to product or support performance issues such as delivery, warranty, outages and response time. As we seek to sell more solutions to these mobile service providers, we may be required to agree to additional performance-based terms and conditions, which may increase cost of sales, affect the timing of revenue recognition or adversely affect our operating results.

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

The reduction in or loss of sales by these channel partners could materially reduce our revenue, either temporarily or permanently. For example, our reseller agreement with Cisco, our most significant sales channel by revenue, accounted 37% of our revenue for the year ended December 31, 2013. We cannot assure you that our channel partners will continue to cooperate with us when our reseller agreements expire or are up for renewal. If we fail to maintain successful relationships with our channel partners, fail to develop new relationships with other channel partners in new markets, fail to manage, train or incentivize existing channel partners effectively, fail to provide channel partners with competitive solutions on terms acceptable to them, or if these partners are not successful in their sales efforts, our revenue may decrease and our operating results could suffer.

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

Historically, the communications industry has experienced, and it may continue to experience, consolidation and an increased formation of alliances among mobile service providers and between mobile service providers and other entities. For instance, in May 2013, two mobile service provider customers that have been significant customers of ours at certain times in the past, MetroPCS and T-Mobile USA, completed a merger transaction. MetroPCS and T-Mobile USA collectively accounted for approximately 20% of our revenue for the year ended December 31, 2013. As a result of the merger of T-Mobile USA and MetroPCS, or should one of our other significant mobile service provider customers consolidate or enter into an alliance with another customer, it is possible that the combined entity could reduce capital expenditures on technology that requires our solutions. It is also possible that such combined entity could decide to either use a different supplier or to renegotiate its supply and service arrangements with us. These consolidations or alliances may cause us to lose customers or require us to reduce prices as a result of enhanced customer leverage, which could have a material adverse effect on our business. We may not be able to offset the effects of any price reductions. We may not be able to expand our customer base to make up any revenue declines if we lose customers or business.

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

We have substantially expanded our overall business, number of customers, headcount and operations in recent periods. We increased our number of full-time equivalent employees from approximately 150 as of January 1, 2010 to 786 as of December 31, 2013. In particular, many members of our senior management and technical teams joined us recently. During this same period, we made investments in our information systems and significantly expanded our operations outside the United States through our acquisition of Airwide Solutions in May 2011. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. Our business model reflects our operation with limited infrastructure, support and administrative headcount, so risks related to managing our growth are particularly salient and we may not have sufficient internal resources to adapt or respond to unexpected challenges. Although we have put certain policies and procedures in place, certain of these policies have recently been adopted or recently changed and we have limited staff responsible for their implementation and enforcement. If we are unable to manage our growth successfully, or if our control systems do not operate effectively, our ability to provide high quality solutions and services could be harmed, which would damage our reputation and brand, and our business and operating results would suffer.

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

During the audit of our consolidated financial statements for the year ended December 31, 2013, we determined we have a material weakness and significant deficiencies in our internal controls over financial reporting, we have experienced material weaknesses in the past and we may experience additional material weaknesses or significant deficiencies in the future or otherwise fail to maintain an effective system of internal controls in the future, and may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

Prior to the completion of our initial public offering in November 2013, we were a private entity with limited accounting personnel and other supervisory resources to execute accounting processes and address internal controls over financial reporting. In particular, in connection with the audit of our consolidated financial statements for the year ended December 31, 2013, our management and its independent registered public auditors identified a material weakness over the period-end financial close and reporting process, which resulted in the failure to record certain entries and adjustments during the year-end closing process. The material weakness resulted in several adjustments to our consolidated financial statements for the year ended December 31, 2013.

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

Despite our intentions not to, at some point we may determine that it is advisable from time to time to repatriate earnings from non-U.S. subsidiaries under circumstances that could give rise to the imposition of potentially significant withholding taxes by the jurisdictions in which such amounts were earned and substantial tax liabilities in the United States. In addition, we may not receive the benefit of any offsetting tax credits, which also could adversely impact our effective tax rate.

Although we believe our tax estimates are reasonable, our ultimate tax liabilities may materially differ from the tax amounts recorded in our consolidated financial statements and may materially affect our income tax provision, net income or cash flows in the period or periods for which such determination is made.

We may be unable to utilize our net operating loss and/or our research tax credit carryforwards, which could adversely affect our operating results.

At December 31, 2013, we had U.S. federal net operating loss carryforwards of $91.5 million. These losses expire in various years between 2019 and 2033, and are subject to limitations on their utilization to the extent of future taxable income. We had total foreign net operating loss carryforwards of $16.3 million. Of these foreign net operating losses, $12.5 million are not currently subject to expiration dates. The remainder, $3.8 million, expires beginning in 2014 through 2022. These federal and foreign losses remain after reducing approximately $8.4 million and $40.4 million, respectively, due to their unavailability resulting from change in control rules regarding the post-acquisition utilization of pre-acquisition losses related to the acquisition of the Airwide Solutions group of companies. We had a full valuation allowance against these net operating losses. The reduction of the net operating losses resulted in the release of the valuation allowance associated with the losses. Therefore, the reduction of the net operating losses did not result in a charge to income tax expense. In addition, we have research and development tax credits carried forward of $1.2 million and $2.3 million which can be used to reduce U.S. federal tax and Canadian federal tax, respectively. These tax credits expire between 2024 and 2033. We have recorded a full valuation allowance on all federal and foreign jurisdictions for the net deferred tax assets at December 31, 2013 and 2012 due to the uncertainty of future operating results. The valuation allowance will be reduced at such time as management is able to determine that the realization of the deferred tax assets is more likely than not to occur. We released the valuation allowance on the net deferred tax assets associated with the State of Texas. It is foreseeable that Texas-sourced gross margin will continue to be generated in a matter that allows full realization of the applicable deferred tax assets and thus a net deferred tax asset of $50,000 was recorded for the period ended December 31, 2013.

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

Our business depends in part on our ability to maintain adequate protection of our intellectual property for our technologies and solutions and potential solutions in the United States and other countries. We have adopted a strategy of seeking patent protection in the United States and in other countries with respect to certain of the technologies used in or relating to our solutions and processes. As of December 31, 2013, we had a total of 11 patent applications pending in the United States, and 24 pending non-U.S. patent applications, many of which are counterparts to our U.S. patents or patent applications. These patent applications are directed to aspects of our technology and/or to our methods and solutions that support our business. However, the issuance and enforcement of patents involve complex legal and factual questions. Accordingly, we cannot be certain that the patent applications that we file will result in patents being issued, or that our patents and any patents that may be issued to us will cover our technology or the methods or products that support our business, or afford protection against competitors with similar technology. Moreover, the issuance of a patent is not conclusive as to its validity, scope or enforceability, and competitors or other third parties might successfully challenge the validity, scope or enforceability of any issued patents should we try to enforce them. In addition, patent applications filed in other countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that non-U.S. patent applications will be granted even if corresponding U.S. patents are issued.

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

We market, license and service our solutions globally and have a number of offices around the world. During the year ended December 31, 2013, 58% of our revenue was attributable to our customers outside of the United States, respectively. As of December 31, 2013, approximately 81% of our employees were located outside of the United States. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets. Therefore, we are subject to risks associated with having worldwide operations. These international operations will require significant management attention and financial resources.

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

Our executive officers, directors, current five percent or greater stockholders and affiliated entities together beneficially owned approximately 76% of our common stock at February 1, 2014. These stockholders may in some instances exercise their influence in ways that you do not believe are in your best interests as a stockholder. In particular, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit our other stockholders. This significant concentration of share ownership may adversely affect the trading price for our common stock because some investors perceive disadvantages in owning stock in companies with concentrated equity ownership.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not emerging growth companies. In particular, while we are an emerging growth company (i) we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, (ii) we will be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements, (iii) we will be subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (iv) we will not be required to hold nonbinding advisory votes on executive compensation or stockholder approval of any golden parachute payments not previously approved. We may remain an emerging growth company until as late as December 31, 2018 (the fiscal year-end following the fifth anniversary of the completion of our November 2013 initial public offering), though we may cease to be an emerging growth company earlier under certain circumstances, including (i) if the market value of our common stock that is held by nonaffiliates exceeds $700 million as of any June 30, in which case we would cease to be an emerging growth company as of the following December 31, (ii) if our gross revenues exceed $1 billion in any fiscal year, or (iii) if we issue, during any three-year period, more than $1 billion in non-convertible debt.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. At February 1, 2014, entities affiliated with North Bridge Venture Partners, entities affiliated with Austin Ventures, entities affiliated with Alloy Ventures, entities affiliated with Wellington Capital Management LLP, entities affiliated with August Capital and Cisco beneficially owned, collectively, approximately 74% of our outstanding common stock. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline. As of the date of this report, approximately 17.7 million shares of our outstanding common stock are subject to a 180-day contractual lock-up with the underwriters of our initial public offering or us. The underwriters may, in their sole discretion and without notice, release all or any portion of the shares from these lock-up arrangements, and the lock-up agreements are subject to certain exceptions.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal offices occupy approximately 30,500 square feet of leased office space in Richardson, Texas. We are obligated to lease an additional 13,250 square feet at our headquarters by April 2014, and we have the option to expand into that additional office space earlier if we choose. We also have an option to lease and a right of first refusal on an additional 14,785 square feet at our headquarters. The lease term for our headquarters runs through April 2019, and we have a one-time option to terminate the lease early in February 2018.

We also maintain sales, development or technical assistance offices in the following cities: Reading, United Kingdom; Espoo, Finland; North Sydney, Australia; Kuala Lumpur, Malaysia; Singapore; Shanghai, China; Bangalore, India; Cologne, Germany; and Zagreb, Croatia.

We believe that our current facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

We incorporate by reference in response to this item the information set forth in Item 1 of this Annual Report.

Item 3.	Legal Proceedings

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the New York Stock Exchange (the NYSE) under the symbol “MVNR” since November 7, 2013. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales price per share of our common stock as reported on the NYSE for the periods indicated:

	Price
	High	Low
Year Ended December 31, 2013
Fourth Quarter (from November 7, 2013)	$12.00	$8.50

On December 31, 2013, the last reported sale price of our common stock on the NYSE was $11.16 per share. As of December 31, 2013, we had 108 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

We have not declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to fund the development and expansion of our business, and therefore we do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, the terms of our loan and security agreement with Silicon Valley Bank currently restrict our ability to pay dividends.

Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on our results of operations, financial condition, capital requirements and other factors deemed relevant by our Board of Directors.

Shareholder Return Performance Graph(1)

The following graph shows a comparison from November 7, 2013 (the date our common stock began trading on the NYSE) through December 31, 2013 of cumulative total return on assumed investment of $100.00 in cash in our common stock, the NYSE Composite Index, and the NYSE ARCA Tech 100 Index. Such returns are based on historical results and are not intended to suggest future performance.

	11/7/2013	11/30/2013	12/31/2013
Mavenir Systems, Inc.	$100.00	$106.00	$111.60
NYSE Composite Index	$100.00	$102.61	$104.37
NYSE ARCA Tech 100 Index	$100.00	$104.68	$109.07

(1)	This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any filing of Mavenir Systems, Inc. under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

Securities Authorized for Issuance under Equity Compensation Plans

The information concerning our equity compensation plans is incorporated by reference herein to the section of our Proxy Statement entitled “Equity Compensation Plan Information.”

Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

During the year ended December 31, 2013:

•	we granted stock options under our 2013 Equity Incentive Plan to purchase an aggregate of 880,097 shares of our common stock at exercise prices ranging between $7.77 and $10.78 to a total of 273 employees and directors;

•	an aggregate of 163,356 shares of our common stock were issued to employees, consultants and directors upon exercise of stock options under our amended and restated 2005 Stock Plan, for an aggregate consideration of approximately $91,000;

•	we issued a warrant to purchase 194,694 shares of our common stock at an exercise price of $0.007 per share.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of the securities described above were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of securities under compensatory benefit plans and contracts relating to compensation were our employees, directors or bona fide consultants and received the securities as compensation for services.

(b) Use of Proceeds from Initial Public Offering

In November 2013, we closed our initial public offering (our IPO), in which we sold 5,320,292 shares of common stock and certain selling stockholders sold 129,708 shares of common stock at a price to the public of $10.00 per share, before underwriting discounts and commissions. In December 2013, the underwriters partially exercised their option to purchase additional shares and we issued and sold 145,339 additional shares at the same price to the public, before underwriting discounts and commissions. The aggregate offering price for shares sold in the offering, including the over-allotment option, was approximately $54.7 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-191563), which was declared effective by the SEC on November 5, 2013 and a registration statement on Form S-1

(File No. 333-192148), which became automatically effective on November 6, 2013 pursuant to Rule 462(b) under the Securities Act. The offering commenced as of November 6, 2013 and did not terminate before all of the securities registered under the registration statements were sold. Morgan Stanley, BofA, Merrill Lynch, Deutsche Bank Securities and Needham & Company acted as the underwriters.

We raised approximately $44.8 million in net proceeds after deducting underwriting discounts and commissions of approximately $3.8 million and other estimated offering expenses of approximately $6.1 million. We did not receive any proceeds from the sale of shares by the selling stockholders in the IPO. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on November 7, 2013 pursuant to Rule 424(b) of the Securities Act. We invested the funds received in money market funds.

On November 19, 2013, we repaid $10.0 million outstanding under our senior loan with Silicon Valley Bank.

We intend to use a portion of our IPO proceeds to repay the $15 million outstanding principal amount under our subordinated loan agreement with Silver Lake Waterman in the first quarter of 2014.

(c) Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

The following tables present our selected consolidated financial and operating data for the periods indicated. The summary consolidated statement of operations data for the years ended December 31, 2013, 2012 and 2011 and the summary consolidated balance sheet data as of December 31, 2013 and 2012 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The summary consolidated statement of operations data for the year ended December 31, 2010 and the summary consolidated balance sheet data as of December 31, 2011 and 2010 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. The consolidated financial information reflects a 7-for-1 reverse stock split of our common stock effected on November 1, 2013 which has been retrospectively applied for all periods presented.

The summary financial information below should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011 (2)	2010
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Total revenue	$101,308	$73,840	$49,504	$8,251
Cost of revenue	45,173	30,459	30,784	5,103

Gross profit	56,135	43,381	18,720	3,148
Total operating expenses	63,843	57,944	37,905	13,324

Operating loss	(7,708)	(14,563)	(19,185)	(10,176)
Net interest expense	3,185	383	61	108
Foreign exchange loss (gain)	1,901	(529)	1,182	(21)

Loss before income tax expense	(12,794)	(14,417)	(20,428)	(10,263)
Income tax expense	2,496	1,152	1,330	131

Net loss	$(15,290)	$(15,569)	$(21,758)	$(10,394)

Net loss per share attributable to common shareholders (basic and diluted)	$(3.57)	$(12.09)	$(18.82)	$(9.42)
Weighted average common shares outstanding (basic and diluted)	4,278	1,288	1,156	1,104
As adjusted net loss per share (1)	$(0.82)	$(0.88)	$(1.24)	$(0.80)
As adjusted weighted-average shares outstanding used to compute net loss per share (1)	18,537	17,740	17,608	13,001

(1)	As adjusted amounts give effect to the automatic conversion of all outstanding shares of our redeemable convertible preferred stock into 16,452,467 shares of our common stock at the beginning of all periods presented.
(2)	On May 27, 2011, the Company acquired all of the outstanding capital stock of Airwide Solutions, Inc (“Airwide”). The results of operations and financial condition of Airwide are included from the acquisition date of May 27, 2011.

	December 31,
	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$38,930	$7,402	$19,466	$5,425
Working capital	58,179	16,281	18,781	5,812
Total assets	106,599	60,481	60,387	16,797
Long-term debt	23,423	14,700	—	—
Total liabilities	62,568	48,718	34,131	9,682
Total liabilities and shareholders’ equity (deficit)	106,599	60,481	60,387	16,797

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors.” For more information, see “Special Note Regarding Forward-Looking Statements.”

Overview

We are a leading provider of software-based telecommunications networking solutions that enable mobile service providers to deliver internet protocol (IP)-based voice, video, rich communications and enhanced messaging services to their subscribers globally. Our solutions deliver Rich Communication Services (RCS), which enable enhanced mobile communications, such as group text messaging, multi-party voice or video calling and live video streaming as well as the exchange of files or images, over existing 2G and 3G networks and next generation 4G Long Term Evolution (LTE) networks. Our solutions also deliver voice services over LTE technology and wireless (Wi-Fi) networks, known respectively as Voice over LTE (VoLTE) and Voice over Wi-Fi (VoWi-Fi). We enable mobile service providers to offer services that generate increased revenue and improve subscriber satisfaction and retention, while allowing them to improve time-to-market of new services and reduce network costs. Our mOne® Convergence Platform has enabled MetroPCS (now part of T-Mobile), a leading mobile service provider, to introduce the industry’s first live network deployment of VoLTE and the industry’s first live deployment of next-generation RCS 5.

We sell our solutions principally to wireless mobile service providers globally through our direct sales force or strategic third-party reseller partners. In 2013, 2012 and 2011, approximately 58%, 54% and 49%, respectively, of our revenue came from outside of the United States.

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

In our competitive industry, it is critical that we provide high-quality solutions at pricing levels that are attractive to our customers. This is especially true for new customers, given that we are less well-established than some of our larger competitors. When we acquire a new customer, we generally initiate our relationship with the customer by providing our solutions on off-the-shelf, industry-standard third-party hardware. The hardware we sell initially serves as a high-capacity platform to enable highly scalable implementation of additional Mavenir solutions.

Since the solutions we sell represent innovative technology, in some cases the first of its kind installed in the marketplace, it is also important that we provide considerable on-site support to the initial deployments of our solutions by our mobile service provider customers as they test, trial and implement our solutions. As a result, we have incurred, and expect to continue to incur over the near-term, significant costs to provide support for our initial solution deployments.

As our existing mobile service provider customers experience that our products reliably deliver the solutions purchased, we expect those customers to deploy our solutions across broader portions of their subscriber bases. We also anticipate that mobile service provider customers who purchase certain solutions of ours will purchase additional solutions from us for deployment in their networks. As our customers’ networks mature, we also expect that they will purchase ongoing support and maintenance services from us. We expect that our cost to provide these incremental expansions will be lower than the cost of our initial deployments to these customers. Additionally, as our customer relationships deepen, we expect that our customer base will become more heavily-weighted toward existing customers as compared to new customers. We believe that a combination of these factors will improve our profitability.

As our sales grow, it will be critical that we attract highly-qualified employees and successfully develop and streamline business processes in order to support our global customer base and grow profitably. It will also be critical that we accurately foresee the direction of mobile technology deployments and develop solutions that address the demands of mobile service providers. In addition, in order to be successful we will have to compete effectively for customers with incumbent providers of core network solutions. Many of these incumbents have greater financial, technical, marketing and other resources than we do and also have, in many cases, pre-existing relationships with our customers and potential customers.

We had net losses of $(15.3) million, $(15.6) million and $(21.8) million in 2013, 2012, and 2011, respectively.

GAAP financial highlights for the year ended December 31, 2013 include:

•	For the year ended December 31, 2013, we generated revenues of $101.3 million, representing growth of 37.2% over 2012.

•	Revenues from our Voice and Video product group increased by 46.6% and revenues from our Enhanced Messaging product group increased by 32.9% for the year ended December 31, 2013 compared to 2012.

•	We experienced revenue growth of 29.0% in the Americas region and 87.2% in the Europe, Middle East and Africa region, compared with a revenue decrease of 7.9% in the Asia-Pacific region, for the year ended December 31, 2013, as compared to 2012.

Non-GAAP financial highlights for the year ended December 31, 2013 include:

•	Non-GAAP gross profit increased to $56.9 million, or 56.2% of revenue, compared to $44.4 million, or 60.2% of revenue, in 2012.

•	Non-GAAP operating loss decreased to $(2.1) million, compared to $(10.2) million in 2012.

•	Non-GAAP net loss decreased to $(7.8) million, compared to $(11.8) million in 2012.

For a discussion of these non-GAAP financial measures and a reconciliation of GAAP and non-GAAP financial results, please refer to “Non-GAAP Financial Measures” included elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments

In November 2013, we closed our initial public offering (our IPO), in which we sold 5,320,292 shares of common stock and certain selling stockholders sold 129,708 shares of common stock at a price to the public of $10.00 per share, before underwriting discounts and commissions. In December 2013, the underwriters partially exercised their option to purchase additional shares and we issued and sold 145,339 additional shares at the same price to the public, before underwriting discounts and commissions. We raised approximately $44.8 million in net proceeds after deducting underwriting discounts and commissions of approximately $3.8 million and other estimated offering expenses of approximately $6.1 million. We did not receive any proceeds from the sale of shares by the selling stockholders in the IPO.

We used $10.0 million of the proceeds to repay our Silicon Valley Bank senior loan.

In connection with preparing for the IPO, our Board of Directors and stockholders approved a 7-for-1 reverse stock split of our common stock. The reverse stock split became effective on November 1, 2013. All share and per share amounts in the consolidated financial statements and notes thereto have been retrospectively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

Key Operating and Financial Performance Metrics

We monitor and evaluate the key operating and financial performance metrics noted below to help us establish our budgets, measure our business operating performance, assess trends and evaluate our performance as compared to that of our competitors. We discuss revenue, gross profit margin and operating results below under “Components of Operating Results.” We discuss cash and cash equivalents and cash flows from operations below under “Liquidity and Capital Resources.”

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Revenues	$101,308	$73,840	$49,504
Gross Profit Margin	55.4%	58.8%	37.8%
Operating Loss	$(7,708)	$(14,563)	$(19,185)
Cash and Cash Equivalents	$38,930	$7,402	$19,466
Cash used in Operations	$(20,498)	$(22,387)	$(8,097)

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

Please refer to “Critical Accounting Policies and Significant Judgments and Estimates” included in this section, for a detailed description of our revenue recognition.

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

The following table presents our stock-based compensation expense resulting from stock options that we recorded in our Consolidated Statement of Operations and Comprehensive Loss for 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of revenues	$187	$—	$—
Research and development	321	—	—
Sales and marketing	482	—	—
General and administrative	640	291	138

Total	$1,630	$291	$138

Net Interest Expense

Net interest expense consists of the difference between interest income and interest expense. Interest income represents interest received on our cash and cash equivalents. Interest expense is due to commercial loans. See “Liquidity and Capital Resources” elsewhere in this section.

Income Tax Expense

Income tax expense consists of U.S. federal, state and foreign income taxes. We are required to pay income taxes in certain states and foreign jurisdictions. Historically, we have not been required to pay U.S. federal income taxes due to our accumulated net operating losses. For the year ended December 31, 2013, we have net operating loss carryforwards to utilize in the U.S.

Results of Operations — Summary

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Consolidated Statement of Operations Data:
Software product revenue	$79,342	$52,409	$38,264
Maintenance revenue	21,966	21,431	11,240

Total revenue	101,308	73,840	49,504
Cost of software product revenue	35,971	23,891	26,200
Cost of maintenance revenue	9,202	6,568	4,584

Cost of revenue	45,173	30,459	30,784

Gross profit	56,135	43,381	18,720
Gross Profit Margin	55.4%	58.8%	37.8%
Research and development expenses	22,775	23,312	14,970
Sales and marketing expenses	20,485	20,580	12,332
General and administrative expenses	20,583	14,052	10,603

Total operating expenses	63,843	57,944	37,905

Operating loss	(7,708)	(14,563)	(19,185)
Net interest expense	3,185	383	61
Foreign exchange loss (gain)	1,901	(529)	1,182

Loss before income tax expense	(12,794)	(14,417)	(20,428)
Income tax expense	2,496	1,152	1,330

Net loss	$(15,290)	$(15,569)	$(21,758)

Comparison For the Years Ended December 31, 2013 and 2012

Revenue

	Year Ended December 31,				Change
	2013	% of Total Revenue	2012	% of Total Revenue	Amount	%
	(in thousands)
Revenue by type:
Software products	$79,342	78.3%	$52,409	71.0%	$26,933	51.4%
Maintenance	21,966	21.7%	21,431	29.0%	535	2.5%

Total revenue	$101,308	100.0%	$73,840	100.0%	$27,468	37.2%
Revenue by geographic area:
Americas	$48,130	47.5%	$37,314	50.6%	$10,816	29.0%
Europe, Middle East and Africa	38,469	38.0%	20,547	27.8%	17,922	87.2%
Asia-Pacific	14,709	14.5%	15,979	21.6%	(1,270)	(7.9%)

Total revenue	$101,308	100.0%	$73,840	100.0%	$27,468	37.2%
Revenue by Product Group:
Voice & Video	$33,960	33.5%	$23,158	31.4%	$10,802	46.6%
Enhanced Messaging	67,348	66.5%	50,682	68.6%	16,666	32.9%

Total revenue	$101,308	100.0%	$73,840	100.0%	$27,468	37.2%

Revenue increased $27.5 million, or 37.2%, to $101.3 million for the year ended December 31, 2013 from $73.8 million for the year ended December 31, 2012. Our revenue growth is from our expansion of existing customer relationships, in particular additional sales opportunities for our solutions generated by successful product launches. Software products revenue grew $26.9 million, or 51.4%, to $79.3 million in 2013 from $52.4 million in 2012. The increased revenues were primarily from additional volume while pricing was stable. Maintenance revenues remained consistent from period to period, as growth in this revenue type lags behind the increase in software revenues.

Total revenue from the Americas region grew by $10.8 million, or 29.0%, to $48.1 million for the year ended December 31, 2013 from $37.3 million for the year ended December 31, 2012. Revenues in the EMEA region increased $17.9 million, or 87.2%, to $38.5 million in 2013 from $20.5 million in 2012. Revenues in the Asia-Pacific (APAC) region decreased $1.3 million, or (7.9%), to $14.7 million in 2013 from $16.0 million in 2012. Revenues in the EMEA region increased at a greater percentage than in the Americas due to strong sales of Voice and Video solutions in the market. The decrease in the APAC region was primarily due to slowing sales of Enhanced Messaging compared to the prior year period.

Revenues from Enhanced Messaging products grew by $16.7 million, or 32.9%, to $67.3 million in 2013 from $50.7 million in 2012. Revenue from the Voice and Video product group grew by $10.8 million, or 46.6%, to $34.0 million in 2013 from $23.2 million in 2012. Revenues in both product groups increased, as we generated additional sales opportunities for our next-generation solutions through successful product launches with existing customers and our existing customers rolled out our solutions to larger numbers of subscribers.

Cost of Revenue and Gross Profit

	Year Ended December 31,				Change
	2013	% of Related Revenue	2012	% of Related Revenue	Amount	%
	(in thousands)
Cost of Revenue
Software products	$35,971	45.3%	$23,891	45.6%	$12,080	50.6%
Maintenance	9,202	41.9%	6,568	30.6%	2,634	40.1%

Total	$45,173	44.6%	$30,459	41.3%	$14,714	48.3%
Gross Profit
Software products	$43,371	54.7%	$28,518	54.4%	$14,853	52.1%
Maintenance	12,764	58.1%	14,863	69.4%	(2,099)	(14.1%)

Total	$56,135	55.4%	$43,381	58.8%	$12,754	29.4%

Our cost of revenue increased $14.7 million, or 48.3%, to $45.2 million for the year ended December 31, 2013, from $30.5 million in 2012. Cost of revenue increased due to an increase in our sales volumes, as well as increased operations personnel costs to expand into new markets.

Total gross profit increased $12.8 million, or 29.4%, to $56.1 million for the year ended December 31, 2013, from $43.4 million in 2012. Gross profit margin decreased to 55.4% for the year ended December 31, 2013 from 58.8% for 2012. The decrease was primarily due to a greater mix of early phase hardware deployments and lab equipment, which are generally lower margin.

Operating Expenses

	Year Ended December 31,				Change
	2013	% of Revenue	2012	% of Revenue	Amount	%
	(in thousands)
Research and Development	$22,775	22.5%	$23,312	31.6%	$(537)	(2.3%)
Sales and Marketing	20,485	20.2%	20,580	27.9%	(95)	(0.5%)
General and Administrative	20,583	20.3%	14,052	19.0%	6,531	46.5%

Total	$63,843	63.0%	$57,944	78.5%	$5,899	10.2%

Research and Development

Research and development expenses decreased by $0.5 million for the year ended December 31, 2013, compared to the prior year as we shifted this function to lower cost regions.

Sales and Marketing

Sales and marketing costs decreased by $0.1 million for the year ended December 31, 2013, compared to the prior year. The decrease in sales and marketing expense was primarily due to a selling effort intangible acquired in the Airwide acquisition being fully amortized in 2012. This decrease in 2013 was partially offset by an increase in personnel costs and related expenses, driven by a headcount increase to support our growth.

General and Administrative

General and administrative expenses increased by $6.5 million for the year ended December 31, 2013, compared to the prior year. The growth in general and administrative expense was primarily due to an increase in personnel costs and related expenses, driven by a headcount increase to support our growth.

Net Interest Expense

	Year Ended December 31,				Change
	2013	% of Revenue	2012	% of Revenue	Amount	%
	(in thousands)
Interest Income	$(18)	0.0%	$(10)	0.0%	$(8)	80.0%
Interest Expense	3,203	3.2%	393	0.5%	2,810	715.0%

Total Net Interest Expense	$3,185	3.2%	$383	0.5%	$2,802	731.6%

Net interest expense increased by $2.8 million, or 731.6%, to $3.2 million for the year ended December 31, 2013 from $0.4 million for 2012. The change was primarily attributable to an increase in interest expense due to an increase in our outstanding debt in the second half of 2012 and during the first half of 2013.

Foreign exchange

Foreign exchange loss increased by $2.4 million, to $(1.9) million for the year ended December 31, 2013, from a gain of $0.5 million for 2012. This is due to changes in transactional currencies compared to the functional currencies during the respective periods.

Income Tax Expense

Income tax expense was $2.5 million and $1.2 million for the years ended December 31, 2013 and 2012, respectively. During 2013, it was determined that certain foreign withholding taxes would not be realizable as foreign tax credits due to extended net operating losses in the entities in which the withholding taxes were incurred. Therefore, $1.3 million of foreign withholding taxes are included in income tax expense.

Comparison For the Years Ended December 31, 2012 and 2011

Revenue

	Year Ended December 31,				Change
	2012	% of Total Revenue	2011	% of Total Revenue	Amount	%
	(in thousands)
Revenue by type:
Software products	$52,409	71.0%	$38,264	77.3%	$14,145	37.0%
Maintenance	21,431	29.0%	11,240	22.7%	10,191	90.7%

Total revenue	$73,840	100.0%	$49,504	100.0%	$24,336	49.2%
Revenue by geographic area:
Americas	$37,314	50.6%	$26,820	54.2%	$10,494	39.1%
Europe, Middle East and Africa	20,547	27.8%	13,665	27.6%	6,882	50.4%
Asia-Pacific	15,979	21.6%	9,019	18.2%	6,960	77.2%

Total revenue	$73,840	100.0%	$49,504	100.0%	$24,336	49.2%
Revenue by Product Group:
Voice & Video	$23,158	31.4%	$16,830	34.0%	$6,328	37.6%
Enhanced Messaging	50,682	68.6%	32,674	66.0%	18,008	55.1%

Total revenue	$73,840	100.0%	$49,504	100.0%	$24,336	49.2%

We completed the acquisition of Airwide Solutions on May 27, 2011. The impact of the acquisition is not included in the financial results before that date.

Revenue increased $24.3 million, or 49.2%, to $73.8 million for the year ended December 31, 2012 from $49.5 million for the year ended December 31, 2011. Our revenue growth in 2012 over 2011 resulted from our expansion of existing customer relationships, in particular additional sales opportunities for our solutions generated by successful product launches, which represented $14.4 million, or 59%, of our revenue increase in 2012, as well as our ownership of Airwide Solutions for the full year of 2012 as compared to approximately seven months of the year in 2011, which represented $9.9 million, or 41%, of our revenue increase in 2012. Software products revenue grew $14.1 million, or 37.0%, from $38.3 million in 2011 to $52.4 million in 2012. The increased revenues did not reflect any increases in the pricing of our solutions. Maintenance revenue grew $10.2 million, or 90.7%, from $11.2 million in 2011 to $21.4 million in 2012, reflecting the first full year of our ownership of Airwide Solutions and access to its customer base.

Revenues in each of our geographic areas increased in 2012 from 2011 due to our ownership of Airwide Solutions for the full year of 2012 as well as customer expansion projects. Total revenue from the Americas region grew by $10.5 million, or 39.1%, to $37.3 million for the year ended December 31, 2012 from $26.8 million for the year ended December 31, 2011. Revenues in the EMEA region increased $6.8 million, or 50.4%, to $20.5 million in 2012 from $13.7 million in 2011. Revenues in the Asia-Pacific region increased $7.0 million, or 77.2%, to $16.0 million in 2012 from $9.0 million in 2011.

Revenues from Enhanced Messaging products grew by $18.0 million, or 55.1%, to $50.7 million in 2012 from $32.7 million in 2011, as we generated additional sales opportunities for our next-generation solutions through successful product launches with existing customers and our existing customers rolled out our solutions to larger numbers of subscribers. Revenue from the Voice and Video product group grew by $6.3 million, or 37.6%, to $23.2 million in 2012 from $16.8 million in 2011.

Cost of Revenue and Gross Profit

	Year Ended December 31,				Change
	2012	% of Related Revenue	2011	% of Related Revenue	Amount	%
	(in thousands)
Cost of Revenue
Software products	$23,891	45.6%	$26,200	68.5%	$(2,309)	(8.8%)
Maintenance	6,568	30.6%	4,584	40.8%	1,984	43.3%

Total	$30,459	41.3%	$30,784	62.2%	$(325)	(1.1%)
Gross Profit
Software products	$28,518	54.4%	$12,064	31.5%	$16,454	136.4%
Maintenance	14,863	69.4%	6,656	59.2%	8,207	123.3%

Total	$43,381	58.8%	$18,720	37.8%	$24,661	131.7%

Our cost of revenue remained essentially unchanged in the year ended December 31, 2012 from the year ended December 31, 2011. Cost of revenue increased due to an increase in our sales volumes, offset by a decrease in costs primarily due to our strategic move to relocate certain functions to lower cost regions.

Total gross profit increased $24.7 million, or 131.7%, to $43.4 million for the year ended December 31, 2012 from $18.7 million for the year ended December 31, 2011. Gross profit margin increased to 58.8% for the year ended December 31, 2012 from 37.8% for the year ended December 31, 2011. Gross profit margin improved by 21.0% for the year ended December 31, 2012 compared to the year ended December 31, 2011 primarily due to operational efficiencies and lower costs from vendors.

Operating Expenses

	Year Ended December 31,				Change
	2012	% of Revenue	2011	% of Revenue	Amount	%
	(in thousands)
Research and Development	$23,312	31.6%	$14,970	30.2%	$8,342	55.7%
Sales and Marketing	20,580	27.9%	12,332	24.9%	8,248	66.9%
General and Administrative	14,052	19.0%	10,603	21.4%	3,449	32.5%

Total	$57,944	78.5%	$37,905	76.5%	$20,039	52.9%

Operating expenses increased by $20.0 million, or 52.9%, to $57.9 million for the year ended December 31, 2012 from $37.9 million for the year ended December 31, 2011, as sales growth drove direct and operational expenses higher, as well as increased expenses from our first full year of ownership of Airwide Solutions. Research and development expenses increased by $8.3 million, or 55.7%, to $23.3 million for the year ended December 31, 2012 from $15.0 million for the year ended December 31, 2011, as we increased research and development headcount to enhance existing products and develop future product capability and new customer solutions. Sales and marketing expenses increased by $8.2 million, or 66.9%, to $20.6 million for the year ended December 31, 2012 from $12.3 million for the year ended December 31, 2011, as we hired additional sales executives to further enhance direct selling opportunities and to support sales growth into additional geographic areas. General and administrative expenses increased by $3.4 million, or 32.5%, to $14.1 million for the year ended December 31, 2012 from $10.6 million for the year ended December 31, 2011, as we expanded headcount to support current and future sales growth and implement increased controls.

Net Interest Expense

	Year Ended December 31,				Change
	2012	% of Revenue	2011	% of Revenue	Amount	%
	(in thousands)
Interest Income	$(10)	0.0%	$(246)	-0.5%	$236	(95.9%)
Interest Expense	393	0.5%	307	0.6%	86	28.0%

Total Net Interest Expense	$383	0.5%	$61	0.1%	$322	527.9%

Net interest expense increased by $0.3 million, or 527.9%, from $0.4 million for the year ended December 31, 2012 to $0.1 million for the year ended December 31, 2011. The change was primarily attributable to lower cash balances generating lower interest income and an increase in interest expense. Interest expense increased due to an increase in our average outstanding debt in 2012.

Foreign exchange

Foreign exchange (gain) loss decreased by $1.7 million, or 144.8%, to $(0.5) million for the year ended December 31, 2012 from a loss of $1.2 million for the year ended December 31, 2011. The change was attributable to foreign currency exchange movements.

Income Tax Expense

Income tax expense was $1.2 million and $1.3 million for the years ended December 31, 2012 and 2011, respectively. The income tax expense relates primarily to non-U.S. taxes.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable and collectability is reasonably assured. We recognize revenue in accordance with either the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 985-605, Software Revenue Recognition, as amended, or with ASC 605-025 Multiple Element Arrangements (MEAs), with consideration to ASC 605-035 Construction-Type and Production-Type Contracts.

We first determine whether our products consist of tangible products that contain “essential” software elements and as such, are excluded from the software revenue recognition method of accounting.

Our products and services are sold through distribution partners and directly through our sales force. We typically do not offer contractual rights of return, stock balancing or price protection to our distribution partners, however, our Reseller OEM Agreement with Cisco Systems does provide for certain price protection, actual product returns from them have been insignificant to date. As a result, we do not currently maintain allowances for product returns and related services.

Judgment is required in the determination of company-specific objective evidence of fair value, which may impact the timing and amount of revenue recognized depending on whether company-specific objective evidence of fair value can be demonstrated for the undelivered elements of a software arrangement and the approaches used to demonstrate company-specific objective evidence of fair value.

The percentage-of-completion method requires us to make estimates about total revenue, total cost to complete the project and the stage of completion. The assumptions, estimates and uncertainties inherent in determining the stage of completion affect the timing and amounts of revenue recognized and expenses reported. If we do not have a sufficient basis to measure the progress of completion or to estimate the total contract revenue and costs, revenue recognition is limited to the amount of contract costs incurred. The determination of whether a sufficient basis to measure the progress of completion exists is judgmental. Changes in estimates of progress towards completion and of contract revenue and contract costs are accounted for as cumulative catch-up adjustments to the reported revenue for the applicable contract.

Software Related Revenue Recognition

Certain of our software products are delivered under contracts, which generally require significant integration within a customer’s production and business system environment. As our agreements generally require significant production, modification or customization of the software, we account for these agreements under the percentage-of-completion method on the basis of hours incurred to date compared to total hours expected under the contract. Therefore, management must also make key judgments in areas such as the percentage-of-completion, estimates of project revenue, costs and margin, estimates of total and remaining project hours and liquidated damages assessments. Changes in job performance, job conditions, estimated profitability, final contract settlements and resolution of claims may result in a revision to job costs and income amount that are different than amounts originally estimated. At the time a loss on a contract is known, the entire amount of the estimated loss is accrued.

In certain situations, we sell software that does not require significant modification of services considered essential to the software’s functionality. Such software, generally consisting of capacity license upgrades, is recognized upon delivery if the other revenue recognition criteria are met.

For multiple element software arrangements (MESs), each element of the arrangement is analyzed and allocated a portion of the total arrangement fee to the elements based on the fair value of the element using vendor-specific objective evidence (VSOE) of fair value, regardless of any separate prices stated within the contract for each element. Fair value is considered the price a customer would be required to pay if the element were sold separately based on our historical experience of stand-alone sales of these elements to third parties. For post contract support such as maintenance (PCS), we use renewal rates for continued support arrangements to determine fair value. For software services, we use the fair value we charge our customers when those services are sold separately. We monitor our transactions at least annually to ensure we maintain and periodically revise VSOE to reflect fair value.

Tangible Product Containing Essential Software

Certain of our software products are delivered under contracts, which generally require hardware, in which we customize and then install software and integrate within a customer’s production and business system environment. The first deliverable is the hardware and software essential to the functionality of the hardware device delivered at the time of sale and the second deliverable is the PCS. Recognition of substantially all of the hardware and software revenue elements occur upon delivery and customer acceptance, with PCS recognized ratably over the service period of generally twelve months. Revenue from arrangements for the sale of tangible products containing both software and non-software components that function together to deliver the product’s essential functionality requires allocation of the arrangement consideration to the separate deliverables using the relative selling price method (RSP) of each unit of accounting based first on VSOE if it exists, second on third-party evidence (TPE) if it exists, and on estimated selling price (ESP) if neither VSOE nor TPE exist. We use ESP when allocating arrangement consideration to each separate deliverable as we do not have VSOE or TPE of selling price for our various applicable tangible products containing essential software products and services.

The related costs associated with the delivered product which does not yet meet the criteria to be recognized as revenue is deferred. The cost of such products is charged to cost of revenue on a proportionate basis similar to the manner in which the related revenue is recognized. Deferred cost represents the cost of direct and incremental items purchased for contracts not yet delivered to customers. Costs of revenue principally consist of the costs of third-party hardware, payroll-related costs for service personnel and third-party licenses.

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

Our process for determining ESPs involves management’s judgment and considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable. If the facts and circumstances underlying the factors considered change, our ESPs and the future rate of related maintenance could change.

Maintenance

Maintenance consists of PCS agreements and our customers generally enter into PCS agreements when they purchase our products. Our PCS agreements range from one to three years and are typically renewable on an annual basis, thereafter, at the option of the customer. Revenue allocated to PCS is recognized ratably on a straight-line basis over the period the PCS is provided, assuming all other criteria for revenue recognition has been met. All significant costs and expenses associated with PCS are expensed as incurred. For our software products, we have established VSOE of fair value for the PCS. Rates for maintenance, including subsequent renewal rates, are typically established based upon a specific percentage of the products provided, as set forth in the arrangement with the customer. For our tangible products (which all contain essential software), our customers generally enter into PCS arrangements when they purchase these tangible products. Fair value for the maintenance and support obligations for tangible products is based upon the ESP.

Software Development Costs

Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred as research and development expense. Software development costs incurred subsequent to the establishment of technological feasibility, if any, are capitalized until the software is available for general release to customers. For each software release, judgment is required to evaluate when technological feasibility has occurred. Historically, we have determined that technological feasibility has been established at approximately the same time as our general release of such software to customers. Therefore, to date, we have not capitalized any software development costs.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at realizable value, net of an allowance for doubtful accounts that is maintained for estimated losses that would result from the inability of some customers to make payments as they become due. The allowance is based on an analysis of past due amounts and ongoing credit evaluations. Customers are generally evaluated for creditworthiness through a credit review process at the time of each order. Our collection experience has been consistent with our estimates.

Business Combinations

We account for business combinations under the acquisition method of accounting, which requires the assets acquired and liabilities assumed to be recorded at their respective fair values as of the acquisition date in our consolidated financial statements.

Intangible Assets and Goodwill

Our business acquisitions typically result in the creation of goodwill and other intangible asset balances, and these balances affect the amount and timing of future period amortization expense, as well as expense we could possibly incur as a result of an impairment charge. The cost of acquired companies is allocated to identifiable tangible and intangible assets based on estimated fair value, with the excess allocated to goodwill. Accordingly, we have a significant balance of acquisition date intangible assets, including, customer-related intangibles, technology and goodwill. These intangible assets (other than goodwill) are amortized over their estimated useful lives. We currently have no intangible assets with indefinite lives other than goodwill.

We evaluate goodwill for impairment annually as of October 1, or more frequently if impairment indicators arise. We perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds the asset’s implied fair value, then we would record an impairment loss equal to the difference. The fair values calculated in our impairment tests are determined using discounted cash flow models involving several assumptions. These assumptions include, but are not limited to, anticipated operating income growth rates, our long-term anticipated operating income growth rate and the discount rate. Our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage the underlying businesses. The assumptions that are used are based upon what we believe a hypothetical marketplace participant would use in estimating fair value. Assets, liabilities and goodwill have been assigned to reporting units based on assets acquired and liabilities assumed as of the date of acquisition. We evaluate the reasonableness of the fair value calculations of our reporting units by comparing the total of the fair value of all of our reporting units to our total enterprise valuation. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Our annual goodwill impairment analysis did not result in an impairment charge.

All intangible assets with definite lives are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of other intangible assets is measured by comparison of the carrying amount to estimated undiscounted future cash flows. The assessment of recoverability or of the estimated useful life for amortization purposes will be affected if the timing or the amount of estimated future operating cash flows is not achieved. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and reductions in growth rates. In addition, products, capabilities, or technologies developed by others may render our software products obsolete or non-competitive. Any adverse change in these factors could have a significant impact on the recoverability of goodwill or other intangible assets. During 2013, we did not identify any triggering events which would require an update to our annual impairment review of intangible assets.

The weighted estimated useful lives used in computing amortization of intangible assets are as follows:

Technology	72 months
Customer Relationships	72 months
Certification	36 months
Contractual Backlog	7 months

Stock-Based Compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees. We measure stock-based compensation cost at the grant date, based on the estimated fair value of the award and recognize the cost as an expense on a straight-line basis over the employee requisite service period, which is generally the vesting period.

We estimate the fair value of stock options without market-based performance conditions using the Black-Scholes valuation model which is affected by our common stock fair value as well as a number of assumptions, including the risk-free interest rate, expected dividend yield, expected term and expected volatility. These assumptions are highly subjective and complex and require the use of our judgment. These assumptions are estimated as follows:

•	Fair value of common stock. Because our stock was not publicly traded prior to our November 2013 initial public offering, the fair value of our common stock underlying our stock options was determined by our Board of Directors, which intended all options granted to be exercisable at a price per share not less than the per share fair value of our common stock underlying those options on the date of grant. Following our initial public offering on November 7, 2013, our common stock has been valued using the closing sales price of our common stock as reported on the New York Stock Exchange on the grant date.

•	Expected dividends. We have assumed no dividend yield because we do not expect to pay dividends in the near future, which is consistent with our history of not paying dividends.

•	Risk-free interest rate (U.S. Treasury). The risk-free interest rate assumption is based upon observed interest rates for constant maturity U.S. Treasury securities consistent with the expected term of our employee stock options.

•	Expected term. The expected life of a stock option is derived from the average of the vesting period and the expiration period from the date of issue of the award.

•	Expected volatility. Expected volatility is based on the historical volatility of comparable public companies, including public communications software and telecommunications companies. We use this method because we have limited information on the volatility of our common stock due to our short trading history following our November 2013 initial public offering. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available.

The following summarizes the assumptions used for estimating the fair value of stock options granted for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Expected dividends	0%	0%	0%
Risk-free interest rate (U.S. Treasury)	1.8%	1.7%	2.1%
Expected term	6.3 years	6.3 years	6.2 years
Expected volatility	57.5%	62.0%	60.0%

We will continue to use our judgment in evaluating the assumptions related to our share-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.

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

We provide a valuation allowance for our deferred tax assets when it is more likely than not that our deferred tax assets will not be realized, based on expectations of generating future taxable income. Due to our historical losses, the net deferred tax assets related to foreign and federal jurisdictions have been fully reserved with the establishment of a valuation allowance.

We recognize the effect of an income tax position only if it is more likely than not (a likelihood of greater than 50%) that such position will be sustained upon examination by the relevant taxing authorities. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We recognized an uncertain tax positions liability of $3.1 million as of December 31, 2013, 2012, and 2011, as a result of related party foreign transactions. We recognize both interest and penalties related to uncertain tax positions as part of the income tax provision.

Liquidity and Capital Resources

We have funded our operations from 2005 to December 31, 2013 primarily with net proceeds from issuances of preferred stock of approximately $105 million, net proceeds from our initial public offering of approximately $44.8 million and, to a lesser extent, borrowings under credit facilities.

As of December 31, 2013, our capital resources consisted principally of cash and cash equivalents totaling $38.9 million. Our cash, cash equivalents, and short-term investments are comprised primarily of commercial paper, certificates of deposit, fixed income securities, and time deposits.

We intend to restructure our current loan arrangement with Silicon Valley Bank during the first quarter of 2014, and we expect that this restructuring will reduce our financing costs. We also intend to use a portion of our IPO proceeds to repay the $15 million outstanding principal amount under our subordinated loan agreement with Silver Lake Waterman in the first quarter of 2014. Each of these loan arrangements is described below.

Cash continues to be used in operations, but we expect that cash generated from operations, together with the net proceeds from our IPO and amounts available under our credit facility will provide cash sufficient to meet our currently anticipated cash requirements for at least the next twelve months.

Cash, Cash Equivalents and Working Capital

The following table presents a summary of our cash and cash equivalents, accounts receivable and working capital for the periods indicated.

	December 31,
	2013	2012
Cash and Cash Equivalents	$38,930	$7,402
Trade Accounts Receivable (Net)	$23,641	$15,159
Working Capital	$58,179	$13,228

	Years Ended December 31,
	2013	2012	2011
Cash Provided by (Used in)
Operations	$(20,498)	$(22,387)	$(8,097)
Investing	$(2,798)	$(5,217)	$(18,526)
Financing	$55,439	$14,259	$40,176

Cash and cash equivalents are held for working capital purposes and were invested primarily in demand deposit accounts or money market funds. We do not enter into investments for trading or speculative purposes.

As of December 31, 2013, we held $8.4 million of our $38.9 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States. We currently plan to use this cash to fund our ongoing non-U.S. operations. However, if we were to attempt to repatriate those amounts to meet future U.S. cash needs, we may incur tax liabilities that could limit our ability to fund our U.S. operations or obligations using cash and cash equivalents held outside the United States.

Cash Flows from Operating Activities

Cash flows from operating activities are an additional measure of our overall business performance, as it enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation, amortization and stock-based compensation expense.

Cash flow used in operating activities during the year ended December 31, 2013 primarily consisted of a net loss of $(15.3) million as well as working capital requirements and other activities of $(5.2) million as business activity accelerated. The decrease in cash used from operating activities during the year ended December 31, 2013 compared to 2012 was primarily due to a lower net loss after adjustments from non-cash related items in 2013, which was partially offset by increased accounts receivable balances in 2013.

For the year ended December 31, 2012, operating activities used $22.4 million in cash, primarily as a result of a net loss of $(15.6) million as well as working capital requirements and other activities of $(6.8) million as business activity accelerated.

For the year ended December 31, 2011, operating activities used $8.1 million in cash, primarily as a result of a net loss of $(21.8) million that was partially offset by a $13.7 million reduction in working capital and other activities. The working capital reduction was primarily due to $10.2 million in deferred revenue from high billings in the fourth quarter of 2011 and increases in accounts payable and accrued liabilities from business growth.

Cash Flows from Investing Activities

Our investing activities have consisted primarily of business combinations as well as purchases of equipment, including software.

For the year ended December 31, 2013, net cash used for investing activities was $2.8 million, compared to $5.2 million in 2012. Capital expenditures decreased by $2.4 million during the year ended December 31, 2013 compared to the same period in the prior year.

For the year ended December 31, 2011, net cash used in investing activities was $18.5 million consisting primarily of $14.5 million net cash for the acquisition of Airwide Solutions and $4.0 million for capital expenditures.

Cash Flows from Financing Activities

Our financing activities have consisted primarily of the issuances of preferred stock in private financings, common stock in our initial public offering and the incurrence and repayment of indebtedness under loan arrangements.

For the year ended December 31, 2013, net cash provided by financing activities was $55.4 million, consisting primarily of proceeds of $45.3 million from our initial public offering. In addition, we received net proceeds of $10.0 million from borrowings on our debt.

For the year ended December 31, 2012, net cash provided by financing activities was $14.3 million, consisting primarily of proceeds from borrowings on debt.

For the year ended December 31, 2011, net cash provided by financing activities was $40.1 million, consisting primarily of $40.0 million raised from the sale of 4,555,021 shares of our Series E preferred stock at a price of $8.7815 per share (as adjusted to give effect to our 7-for-1 reverse stock split).

Silicon Valley Bank Loans. On October 18, 2012, we entered into loan agreements with Silicon Valley Bank for loan facilities aggregating $32.5 million. Under the agreements, we have two loans totaling $32.5 million. One loan, the senior loan, is a $22.5 million facility and is secured by substantially all of our assets, including our intellectual property. The senior loan has a three-year term at a floating rate of 1% above the U.S. prime rate, subject to a minimum interest rate of 4.25%. Under the terms of the senior loan agreement, we may draw up to 80% of eligible domestic trade receivables and 70% of foreign trade receivables up to $15.0 million, with the remaining $7.5 million generally available for working capital and cash management purposes. A second loan, the subordinated loan, is for a term loan of up to $10.0 million and is also secured by substantially all of our assets, including our intellectual property, but is subordinated to the senior loan. The subordinated loan has a three-year term at a fixed rate of 11%. Both loans require the payment of interest only on the outstanding balance through the term of the loan with all principal payable in October 2015. Both the senior loan and the subordinated loan may be prepaid at any time without penalty.

The loan agreements contain various restrictive covenants that limit our ability to, among other things, incur liens on our assets or incur additional debt, pay dividends, make investments or engage in acquisitions, and that prevent dissolution, liquidation, merger or a sale of our assets without the prior consent of Silicon Valley Bank. The senior loan agreement also requires us to maintain a minimum tangible net worth at all times.

In February 2013, we amended our senior and subordinated loan agreements with Silicon Valley Bank to join certain of our subsidiaries, including our non-U.S. subsidiaries, as co-borrowers. We also amended our minimum tangible net worth covenant. At December 31, 2013, we were in technical default under certain covenants limiting intercompany investments. We sought and obtained a waiver of this breach from the lender.

The agreements also contain usual and customary events of default, the occurrence of which may result in all outstanding amounts under the loan agreements becoming due and payable immediately, and they also impose an interest penalty of an additional 5% above the otherwise applicable interest rate at any time when an event of default is continuing.

In connection with these loans, we issued warrants to purchase a total of 128,570 shares of our common stock at an exercise price of $5.11 per share.

In February 2014, we signed a term sheet to refinance these loans. We expect to close in March 2014.

Silver Lake Waterman Growth Capital Loan. On June 4, 2013, we entered into a growth capital loan agreement with Silver Lake Waterman Fund, L.P. for a $15.0 million subordinated term loan. This term loan is subordinated to our senior and subordinated loans with Silicon Valley Bank described above, and is secured by substantially all of our assets. This subordinated term loan matures on June 30, 2017 and bears interest at 12% annually. The accrued interest on the loan is payable monthly, with the principal amount due and payable on the loan’s maturity on June 30, 2017. The subordinated term loan includes a prepayment penalty of 5% for prepayment in the first year, 4% in the second year, 3% in the third year and 2% thereafter, except that if we choose to repay this subordinated term loan with the proceeds from our initial public offering the prepayment penalty will not apply.

The subordinated term loan agreement with Silver Lake Waterman Fund contains restrictive covenants. One such covenant provides that we must use substantially all of the proceeds of the loan for our United States operations and may not use them for non-U.S. operations. Other covenants limit our ability to, among other things, incur liens on our assets, pay dividends, make investments or engage in acquisitions, and prevent dissolution, liquidation, merger or a sale of our assets outside of the ordinary course of business without the prior consent of the lender. The agreement also contains customary events of default, the occurrence of which may result in all outstanding amounts under the loan agreements with Silver Lake Waterman Fund and Silicon Valley Bank becoming due and payable immediately, and they also impose an interest penalty of an additional 5% above the otherwise applicable interest rate at any time when an event of default is continuing. At December 31, 2013, we were in technical default under certain covenants limiting intercompany investments. We sought and obtained a waiver of this breach from the lender.

In connection with this loan, we issued warrants to purchase a total of 194,694 shares of our common stock at an exercise price of $0.007 per share.

We intend to repay this loan in the first quarter of 2014 using a portion of the proceeds from our IPO.

Operating and Capital Expenditure Requirements

We believe the net proceeds from our initial public offering, together with the Silicon Valley Bank and Silver Lake Waterman loans and cash generated from operations, our cash balances and interest income we earn on these balances, will be sufficient to meet our anticipated cash requirements through at least the next twelve months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities, grow our customer base, implement and enhance our information technology and enterprise resource planning system and operate as a public company. As revenues increase, we expect our accounts receivable balance to increase. Any such increase in accounts receivable may not be completely offset by increases in accounts payable and accrued expenses, which would likely result in greater working capital requirements.

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

Our estimates of the period of time through which our financial resources will be adequate to support our operations and the costs to support research and development and our sales and marketing activities are forward-looking statements and involve risks and uncertainties and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the section “Risk Factors” of this Annual Report on Form 10-K. We have based our estimates on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect.

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

Contractual Obligations

We have contractual obligations relating to our office lease as well as loans from commercial banks.

The following table discloses aggregate information about our contractual obligations and periods in which payments are due as of December 31, 2013 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Leases	$6,676	$1,865	$3,022	$1,641	$148
Silicon Valley Bank subordinated loan (1)	10,000	—	10,000	—	—
Silver Lake Waterman subordinated loan (2)	15,000	—	—	15,000	—

Total	$31,676	$1,865	$13,022	$16,641	$148

(1)	The Silicon Valley Bank subordinated loan matures in October 2015. The interest is payable monthly at a fixed annual rate of 11%.
(2)	The Silver Lake Waterman subordinated loan matures in June 2017. The interest is payable monthly at a fixed annual rate of 12%.

Operating leases relate to our office leases for various locations across the globe. We have several office leases expiring at different times through 2019. Our principal office leases are in Richardson, Texas, Reading, UK, and Bangalore, India.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Non-GAAP Financial Measures

In addition to our GAAP operating results, we use certain non-GAAP financial measures when planning, monitoring, and evaluating our performance. We consider these non-GAAP financial measures to be useful metrics for management and investors to facilitate operating performance comparisons from period to period by excluding potential differences caused by variations in capital structures, tax position, depreciation, amortization, stock-based compensation expense and certain other expenses. While we believe that these non-GAAP financial measures are useful in evaluating our business, this information should be considered as supplemental in nature and is not meant as a substitute for revenue recognized in accordance with GAAP. In addition, other companies, including companies in our industry, may calculate such measures differently, which reduces its usefulness as a comparative measure. We believe that these non-GAAP measures reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business.

The presentation of non-GAAP net loss, non-GAAP net loss per share, non-GAAP gross profit, non-GAAP operating loss and other non-GAAP financial measures in this Annual Report on Form 10-K is not meant to be a substitute for “net loss,” “net loss per share,” “gross profit,” “operating loss” or other financial measures presented in accordance with GAAP, but rather should be evaluated in conjunction with such data. Our definition of “non-GAAP net loss,” “non-GAAP net loss per share,” “non-GAAP gross profit,” “non-GAAP operating loss” and other non-GAAP financial measures may differ from similarly titled non-GAAP measures used by other companies and may differ from period to period. In reporting non-GAAP measures in the future, we may make other adjustments for expenses and gains we do not consider reflective of core operating performance in a particular period and may modify “non-GAAP net loss,” “non-GAAP net loss per share,” “non-GAAP gross profit,” “non-GAAP operating loss” and such other non-GAAP measures by excluding these expenses and gains.

Non-GAAP gross profit, software products gross profit and maintenance gross profit. We define non-GAAP gross profit as gross profit plus stock-based compensation expense and amortization and depreciation expense. We consider non-GAAP gross profit to be a useful metric for management and our investors because it excludes the effect of certain non-cash expenses, allowing for a comparison of our sales margins over multiple periods.

Non-GAAP operating expenses, research and development expense, sales and marketing expense, and general and administrative expense. We define non-GAAP operating expenses as operating expense plus stock-based compensation expense and amortization and depreciation expense allocated to research and development, sales and marketing and general and administrative expenses. Similarly, we define non-GAAP research and development, sales and marketing and general and administrative expenses as the relevant GAAP measure plus stock-based compensation expense and amortization and depreciation expense allocated to the particular expense item.

Non-GAAP operating loss. We define non-GAAP operating loss as operating loss plus stock-based compensation expense and amortization and depreciation expense. We consider non-GAAP operating loss to be a useful metric for management and investors because it excludes the effect of certain non-cash expenses so management and investors can compare our core business operating results over multiple periods.

Non-GAAP net loss. We define non-GAAP net loss as non-GAAP operating loss after interest and taxes. We consider non-GAAP net loss to be a useful metric for management and investors because it excludes the effect of certain non-cash expenses and foreign exchange gains and losses that are shown on the consolidated statement of operations and comprehensive loss. Excluding Foreign exchange gains and losses helps management and investors compare our results to companies without such charges and over multiple periods, as foreign exchange gain or loss is difficult to predict and can vary greatly over multiple periods.

Non-GAAP net loss per share. We define non-GAAP net loss per share as non-GAAP net income divided by the adjusted weighted average common shares outstanding, which assumes the conversion of preferred shares at the beginning of the period.

	Year Ended December 31,
	2013	2012
	(in thousands)
Software Products
Revenue	$79,342	$52,409
Cost of Revenue	35,971	23,891
Amortization and Depreciation	592	1,067
Stock Based Compensation	187	—
Gross Profit (GAAP)	43,371	28,518
Gross Profit (Non-GAAP)	44,150	29,585
Maintenance
Revenue	21,966	21,431
Cost of Revenue	9,202	6,568
Stock Based Compensation	—	—
Gross Profit (GAAP)	12,764	14,863
Gross Profit (Non-GAAP)	12,764	14,863
Total Revenue	101,308	73,840
Total Gross Profit (GAAP)	56,135	43,381
Gross Profit Margin % (GAAP)	55.4%	58.8%
Gross Profit (Non-GAAP)	56,914	44,448
Gross Profit Margin % (Non-GAAP)	56.2%	60.2%
Operations Expenses
R&D (GAAP)	22,775	23,312
Amortization and Depreciation	1,150	792
Stock Based Compensation	321	—

R&D (Non-GAAP)	21,304	22,520
S&M (GAAP)	20,485	20,580
Amortization and Depreciation	—	—
Stock Based Compensation	482	—

S&M (Non-GAAP)	20,003	20,580
G&A (GAAP)	20,583	14,052
Amortization and Depreciation	2,264	2,189
Stock Based Compensation	640	291

G&A (Non-GAAP)	17,679	11,572
Total Operating Expenses (GAAP)	63,843	57,944
Operating Expenses (Non-GAAP)	58,986	54,672
Operating Loss (GAAP)	$(7,708)	$(14,563)
Net Interest	3,185	383
Foreign exchange (gain)/loss	1,901	(529)
Taxes	2,496	1,152

Net Loss (GAAP)	$(15,290)	$(15,569)
Operating Loss (Non-GAAP)	$(2,072)	$(10,224)
Net Interest	3,185	383
Taxes	2,496	1,152

Net Loss (Non-GAAP)	$(7,753)	$(11,759)

	Year Ended December 31,
	2013	2012
	(in thousands, except share and per share data)
GAAP weighted average common shares outstanding	4,278,468	1,287,986
Conversion of preferred shares *	14,258,805	16,452,467

Adjusted weighted average common shares outstanding	18,537,273	17,740,453
Non-GAAP net loss	$(7,753)	$(11,759)
Non-GAAP net loss per share	$(0.42)	$(0.66)

*	Assumes conversion of preferred shares at beginning of period

Implications of Being an Emerging Growth Company

While we are an emerging growth company, as defined under the Jumpstart Our Business Startups Act of 2012 (JOBS Act), we will be subject to certain reduced public company reporting requirements . For example, until we are no longer an emerging growth company, we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and we will be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the independent registered public accounting firm’s report on financial statements. We could remain an emerging growth company until as late as December 31, 2018 (the fiscal year-end following the fifth anniversary of our IPO).

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Currency Exchange Risk

We have significant international operations with subsidiaries and operations in eight countries outside of the U.S. and as such we face exposure to adverse movements in foreign currency exchange rates. While these exposures may change over time as business practices evolve, adverse movements in foreign currency exchange rates may have a material adverse impact on our financial results. Our primary exposures have been related to non-U.S. dollar-denominated net operating income or net operating losses. As a consequence, our results of operations would generally be adversely affected by an increase in the value of the U.S. dollar relative to the currencies of the countries in which we are profitable and a decrease in the value of the U.S. dollar relative to the currencies of the countries in which we are not profitable. However, based on the locations of our international operations and the amount of our operating results denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates as of December 31, 2013, to have a material effect on our financial position or results of operations. If and when our international business grows substantially, relative to our U.S. business, the net exposure is likely to increase as will the impact of foreign exchange rate movements.

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

We had $1.9 million of net transaction losses for 2013, $0.5 million of net transaction gains for 2012 and $1.2 million of net transaction losses for 2011.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Mavenir Systems, Inc.

Richardson, Texas

We have audited the accompanying consolidated balance sheets of Mavenir Systems, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, shareholders’ deficit and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mavenir Systems, Inc. and Subsidiaries at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Dallas, Texas

February 21, 2014

Mavenir Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$38,930	$7,402
Accounts receivable, net of allowance of $587 and $382 at December 31, 2013, and December 31, 2012 respectively	23,641	15,159
Unbilled revenue	11,213	9,782
Inventories	7,109	2,255
Prepaid expenses and other current assets	3,614	6,484
Deferred contract costs	9,313	5,288

Total current assets	93,820	46,370
Non-current assets:
Property and equipment, net	5,054	5,919
Intangible assets, net	5,202	5,714
Deposits and other assets	1,657	1,555
Goodwill	866	923

Total assets	$106,599	$60,481

Liabilities and shareholders’ deficit:
Current liabilities:
Trade accounts payable	$7,152	$6,087
Accrued liabilities	11,939	11,014
Deferred revenue	15,785	12,927
Income tax payable	765	27
Deferred income tax	—	34

Total current liabilities	35,641	30,089
Non-current liabilities:
Other long-term liabilities	3,504	3,929
Long-term debt	23,423	14,700

Total liabilities	62,568	48,718

Series A redeemable convertible preferred stock, $0.001 par value. 0 and 3,733,963 shares authorized at December 31, 2013 and 2012, respectively; 0 and 3,733,963 shares issued and outstanding at December 31, 2013 and 2012, respectively.	—	13,005
Series B redeemable convertible preferred stock, $0.001 par value. 0 and 3,818,210 shares authorized at December 2013 and 2012, respectively; 0 and 3,818,210 shares issued and outstanding at December 31, 2013 and 2012, respectively.	—	20,500
Series C redeemable convertible preferred stock, $0.001 par value. 0 and 3,526,218 shares authorized at December 2013 and 2012, respectively; 0 and 2,616,704 shares issued and outstanding at December 31, 2013 and 2012, respectively.	—	17,478
Series D redeemable convertible preferred stock, $0.001 par value. 0 and 1,728,569 shares authorized at December 2013 and 2012, respectively; 0 and 1,728,569 shares issued and outstanding at December 31, 2013 and 2012, respectively.	—	13,575
Series E redeemable convertible preferred stock, $0.001 par value. 0 and 4,590,744 shares authorized at December 2013 and 2012, respectively; 0 and 4,555,021 shares issued and outstanding at December 31, 2013 and 2012, respectively.	—	40,000
Commitments and contingencies
Shareholders’ equity (deficit):
Common stock, $0.001 par value. 300,000,000 shares authorized; 23,420,759 shares issued and outstanding at December 31, 2013, respectively; and 2,087,281 and 1,337,906 shares issued and outstanding at December 31, 2012, respectively.	23	1
Additional paid-in capital	153,878	1,215
Accumulated deficit	(110,867)	(95,577)
Accumulated other comprehensive income	997	1,566

Total shareholders’ equity (deficit)	44,031	(92,795)

Total liabilities and shareholders’ equity (deficit)	$106,599	$60,481

See Accompanying Notes to Consolidated Financial Statements

Mavenir Systems, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues
Software products	$79,342	$52,409	$38,264
Maintenance	21,966	21,431	11,240

	101,308	73,840	49,504

Cost of revenues
Software products	35,971	23,891	26,200
Maintenance	9,202	6,568	4,584

	45,173	30,459	30,784

Gross profit	56,135	43,381	18,720
Operating expenses:
Research and development	22,775	23,312	14,970
Sales and marketing	20,485	20,580	12,332
General and administrative	20,583	14,052	10,603

Total operating expenses	63,843	57,944	37,905

Operating loss	(7,708)	(14,563)	(19,185)
Other expense (income):
Interest income	(18)	(10)	(246)
Interest expense	3,203	393	307
Foreign exchange loss (gain)	1,901	(529)	1,182

Total other expense (income), net	5,086	(146)	1,243

Loss before income tax	(12,794)	(14,417)	(20,428)
Income tax expense	2,496	1,152	1,330

Net loss	$(15,290)	$(15,569)	$(21,758)

Basic and diluted loss per common share	$(3.57)	$(12.09)	$(18.82)

Weighted average common shares outstanding	4,278,060	1,287,986	1,155,980

Net loss	$(15,290)	$(15,569)	$(21,758)
Other comprehensive income (loss)
Foreign currency translation adjustments	(569)	387	711

Total comprehensive loss	$(15,859)	$(15,182)	$(21,047)

See Accompanying Notes to Consolidated Financial Statements

Mavenir Systems, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

(in thousands, except share and per share amounts)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of January 1, 2011	1,126,222	$1	$338	$(58,250)	$468	$(57,443)
Exercise of stock options	90,277	—	50	—	—	50
Stock-based compensation expense	—	—	138	—	—	138
Net loss	—	—		(21,758)	—	(21,758)
Foreign currency translation adjustment	—	—	—	—	711	711

Balance as of December 31, 2011	1,216,499	1	526	(80,008)	1,179	(78,302)
Exercise of stock options	121,407	—	73	—	—	73
Stock-based compensation expense	—	—	291	—	—	291
Warrants issued	—	—	325	—	—	325
Net loss	—	—		(15,569)	—	(15,569)
Foreign currency translation adjustment	—	—	—	—	387	387

Balance as of December 31, 2012	1,337,906	$1	$1,215	$(95,577)	$1,566	$(92,795)
Issuance of common stock upon initial public offering, net of offering costs	5,465,631	6	44,759	—	—	44,765
Conversion of preferred stock to common stock upon initial public offering	16,452,467	16	104,542	—	—	104,558
Exercise of stock options	163,358	—	91	—	—	91
Stock-based compensation expense	—	—	1,630	—	—	1,630
Warrants exercised	1,397	—	7	—	—	7
Warrants issued	—	—	1,634	—	—	1,634
Net loss	—	—		(15,290)	—	(15,290)
Foreign currency translation adjustment	—	—	—	—	(569)	(569)

Balance as of December 31, 2013	23,420,759	$23	$153,878	$(110,867)	$997	$44,031

See Accompanying Notes to Consolidated Financial Statements

Mavenir Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net loss	$(15,290)	$(15,569)	$(21,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	2,472	1,527	949
Amortization of intangible assets	1,534	2,521	1,984
Amortization of debt discount	357	25	—
Provision for bad debts and doubtful accounts	537	199	638
Stock-based compensation expense	1,630	291	138
Unrealized foreign currency loss/(gain)	74	(1,194)	643
Write-off of assets	2	281	—
Changes in operating assets and liabilities:
Accounts receivable	(8,565)	(103)	(3,039)
Unbilled revenue	(1,480)	(2,735)	1,055
Deposits and other assets	(377)	1,126	95
Inventories	(4,854)	(20)	(1,382)
Prepaid expenses	2,290	(3,556)	(557)
Deferred contract costs	(3,821)	(1,770)	(1,222)
Deferred revenues	3,151	(9,734)	10,179
Accounts payable and accrued liabilities	1,842	6,324	4,180

Net cash used in operating activities	(20,498)	(22,387)	(8,097)

Investing activities:
Acquisition of Airwide, net of cash acquired	—	—	(14,497)
Purchases of property and equipment	(2,798)	(5,217)	(4,029)

Net cash used in investing activities	(2,798)	(5,217)	(18,526)

Financing activities:
Proceeds from initial public offering, net of offering costs	45,348	—	—
Repayments of notes payable	—	—	(688)
Borrowing of long-term debt	27,000	5,000	—
Repayments of long-term debt	(17,000)	—	—
Borrowing from line of credit	—	13,000	3,741
Repayments of line of credit borrowing	—	(3,814)	(2,927)
Issuance of preferred stock	—	—	40,000
Exercise of options to purchase common stock	91	73	50

Net cash provided by financing activities	55,439	14,259	40,176

Effect of foreign currency exchange rate changes on cash and cash equivalents	(615)	1,281	488

Net increase (decrease) in cash and cash equivalents	31,528	(12,064)	14,041
Cash and cash equivalents at beginning of year	7,402	19,466	5,425

Cash and cash equivalents at end of year	$38,930	$7,402	$19,466

Supplemental cash flow information:
Cash paid for interest	$2,449	$83	$84

Income tax payments, net	$346	$47	$387

Non-cash financing activities
Conversion of preferred stock into common stock	$104,558	$—	$—

Unpaid offering costs in additional paid-in-capital	$583	$—	$—

Issuance of warrants	$1,634	$325	$—

Cashless exercise of warrants	$7	$—	$—

See Accompanying Notes to Consolidated Financial Statements

Mavenir Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Description of the Business and Basis of Presentation

Description of Business

Mavenir Systems, Inc. (“Mavenir” or “We”) was originally formed as a limited liability company on April 26, 2005. We were incorporated under the laws of Texas in August 2005, and subsequently incorporated under the laws of the state of Delaware in March 2006.

We are a leading provider of software-based telecommunications networking solutions that enable mobile service providers to deliver internet protocol (IP)-based voice, video, rich communication and enhanced messaging services to their subscribers globally. Our solutions deliver Rich Communication Suite (“RCS”)-based services, which enable enhanced mobile communications such as group text messaging, multi-party voice or video calling and live video streaming as well as the exchange of files or images, over existing 2G and 3G networks as well as next generation 4G LTE networks. Our solutions also deliver voice services over Long Term Evolution (“LTE”) technology and wireless (“Wi-Fi”) networks known respectively as Voice over LTE (“VoLTE”) and Voice over Wi-Fi (“VoWi-Fi”). Mavenir’s mOne® Convergence Platform has enabled a leading mobile service provider to introduce the industry’s first live network deployment of VoLTE and the industry’s first live deployment of next-generation RCS 5.

We are headquartered in Richardson, Texas and has research and development personnel located at its wholly-owned subsidiaries in China and India. Additionally, we have a sales presence in Hong Kong and Europe.

On May 27, 2011, we acquired Airwide Solutions, Inc. (“Airwide”) (the “Airwide Acquisition”). Airwide’s operations are focused on the provision of messaging and content delivery software to mobile operators. Airwide designs, develops, and supports messaging and content systems. The majority of Airwide’s revenues and expenses are from outside the United States. Prior to the Airwide Acquisition, Airwide’s corporate offices were located in Burlington, Massachusetts. Airwide has significant operations in the United Kingdom, Finland, Australia and Canada. In addition, there are operations in India, Malaysia, Spain and Singapore.

Basis of Presentation and Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Mavenir and its wholly-owned subsidiaries (collectively, the “Company” or “we”). All intercompany accounts and transactions have been eliminated in consolidation. The Airwide Acquisition is included in the consolidated financial statements from the date of acquisition.

Initial Public Offering and Reverse Stock Split

In November 2013, we closed our initial public offering (“IPO”), in which we sold 5,320,292 shares of common stock and certain selling stockholders sold 129,708 shares of common stock at a price to the public of $10.00 per share, before underwriting discounts and commissions. In December 2013, the underwriters partially exercised their option to purchase additional shares and we issued and sold 145,339 additional shares at the same price to the public, before underwriting discounts and commissions. We raised approximately $44.8 million in net proceeds after deducting underwriting discounts and commissions of approximately $3.8 million and other estimated offering expenses of approximately $6.1 million. We did not receive any proceeds from the sale of shares by the selling stockholders in the IPO.

In connection with preparing for the IPO, our Board of Directors and stockholders approved a 7-for-1 reverse stock split of our common stock. The reverse stock split became effective on November 1, 2013. All share and per share amounts in the consolidated financial statements and notes thereto have been retrospectively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

In connection with the closing of the IPO in November 2013, all of our outstanding preferred stock automatically converted into an aggregate of 16,452,467 shares of our common stock.

Reclassifications

Certain amounts previously presented for prior periods have been reclassified to conform to the current presentation.

2. Summary of Significant Accounting Policies

Business Combination

We account for business combinations under the acquisition method of accounting, which requires the assets acquired and liabilities assumed to be recorded at their respective fair values as of the acquisition date in our consolidated financial statements. The determination of estimated fair value may require management to make significant estimates and assumptions. The purchase price is the fair value of the total consideration conveyed to the seller and the excess of the purchase price over the fair value of the acquired identifiable net assets, where applicable, is recorded as goodwill. The results of operations of an acquired business are included in our consolidated financial statements from the date of acquisition. Costs associated with the acquisition of a business are expensed in the period incurred.

Cash and Cash Equivalents

Cash and cash equivalents consist of corporate bank accounts and money market funds with an original maturity of three months or less. For purposes of the statement of cash flows, we consider all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash balances consisted of U.S. Dollar, Australian Dollar (“AUD”), British Pound (“GBP”), Canadian Dollar (“CAD”), Chinese Yuan Renminbi (“CNY”), Croatian Kuna (“HRK”), European Union (“EURO”), Indian Rupee (“INR”), Malaysian Ringgit (“MYR”), Swedish Krona (“SEK”), and Singapore Dollar (“SGD”).

Cash and cash equivalents are maintained at high credit-quality financial institutions. Balances may exceed the limits of government provided insurance, if applicable or available. We have never experienced any losses resulting from a financial institution failure or default. In 2013, FDIC insurance coverage is $0.3 million per depositor at each financial institution, and our non-interest bearing cash balances in the United States may again exceed federally insured limits.

Accounts Receivable

Our accounts receivable are primarily due from companies in the mobile telecommunications industry. Credit is extended based on evaluation of the customer’s financial condition and generally collateral is not required. Accounts receivable are determined by the payment milestones referenced and agreed to in each of the commercial agreements. Payment milestones vary by contract. Payment terms typically range from 30 to 60 days from invoice date. Accounts outstanding longer than the contractual payment term are considered past due (in thousands).

Allowance for doubtful accounts	Balance at Beginning of Period	Charged to Costs and Expense	Deductions	Balance at End of Period
Year ended December 31, 2011	$3	$638	$—	$641
Year ended December 31, 2012	$641	$199	$(458)	$382
Year ended December 31, 2013	$382	$537	$(332)	$587

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

Our products and services are sold through distribution partners and directly through our sales force. We typically do not offer contractual rights of return, stock balancing or price protection to our distribution partners, however, we do offer certain price protection to Cisco under the arrangement. Actual product returns from our customers have been insignificant to date. As a result, we do not currently maintain allowances for product returns and related services. A reserve based on historical experience or specific identification is recorded for estimated reductions to revenue for customer and distributor programs and incentive offerings, including price protections, promotions, other volume-based incentives and expected returns and has historically been insignificant.

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

We first determine whether our products consist of tangible products that contain essential software elements and as such, are excluded from the software revenue recognition method of accounting.

Our software related products MEAs include software, non-essential hardware, professional services, and maintenance and typically involve significant professional services for customization and implementation and various combinations of these products and maintenance. We generally recognize all multiple elements except maintenance using the percentage of completion accounting for our projects. Revenue for hardware is non-essential and not material to the projects and is recognized on a percentage of completion basis along with the software related products. Maintenance is allocated based on vendor-specific objective evidence (“VSOE”).

Our tangible products containing essential software MEAs include hardware, software essential to the functionality of the hardware, installation, and maintenance and are dependent on final customer acceptance, except maintenance which is recognized over the term of coverage. All multiple elements except maintenance are only recognized upon customer acceptance, and the total transaction price is allocated based on the relative Estimated Selling Price (“ESP”) for the accepted product and maintenance.

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

Software contracts that do not qualify for use of the percentage-of-completion method, as reasonable estimates of percentage of completion are not available, are accounted for using the completed-contract method. Under the completed-contract method, all billings and related costs, net of anticipated losses, are deferred until completion of the contract.

In certain situations, we sell software that does not require significant modification of services considered essential to the software’s functionality. Such software, generally consisting of capacity license upgrades, is recognized upon delivery if the other revenue recognition criteria are met.

For multiple element software arrangements, each element of the arrangement is analyzed and allocated a portion of the total arrangement fee to the elements based on the fair value of the element using VSOE of fair value, regardless of any separate prices stated within the contract for each element. Fair value is considered the price a customer would be required to pay if the element were sold separately based on our historical experience of stand-alone sales of these elements to third parties. For post-contract customer support (“PCS”) such as maintenance, we use renewal rates for continued support arrangements to determine fair value. For software services, we use the fair value we charge our customers when those services are sold separately. We monitor our transactions at least annually to ensure we maintain and periodically revise VSOE to reflect fair value.

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

The amended update for multiple deliverable arrangements changed the units of accounting for our revenue transactions, and these products and services qualify as separate units of accounting. Under the previous guidance for multiple deliverable arrangements with tangible products and software elements, we were unable to determine the fair value of the undelivered element so we deferred our costs and related billings and recognized such amounts over the performance period of the last deliverable, which was generally the PCS or maintenance period.

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

Under the accounting principles retroactively adopted for all of the periods presented, certain contracts include multiple elements for which we determine whether the various elements meet the applicable criteria to be accounted for as separate elements and make estimates regarding their relative selling price. We use ESP when allocating arrangement consideration to each separate deliverable as we do not have VSOE or TPE of selling price for our various applicable tangible products containing essential software products and services. We allocate the total transaction price of an arrangement based on each separate unit of accounting relative to ESP. Revenue for elements that cannot be separated is recognized once the revenue recognition criteria for the entire arrangement has been met or over the period that our last remaining obligation to perform is fulfilled. Consideration for elements that are deemed separable is allocated to the separate elements at the inception of the arrangement on the basis of their relative selling price and recognized based on meeting authoritative criteria. The adoption of the amended revenue recognition rules significantly changed the timing of revenue recognition and had a material impact on the consolidated financial statements for the years ended December 31, 2013, 2012 and 2011. We cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified sales arrangements in any given period. We consider the installation and delivery of our software products to be part of a single unit of accounting for software products revenue due to the complexity of the installation and nature of the contracts.

The related costs associated with the delivered product that does not yet meet the criteria to be recognized as revenue are deferred. The cost of such products is charged to cost of revenue on a proportionate basis similar to the manner in which the related revenue is recognized. Deferred cost represents the cost of direct and incremental items purchased for contracts not yet delivered to or accepted by the customers. Costs of revenue principally consist of the costs of payroll-related costs for service personnel, third-party hardware, third-party licenses and shipping and installation costs to any customer.

Unbilled Revenue

In cases where final acceptance has occurred but we have not invoiced the customer, we account for the amount to be invoiced as unbilled revenue. Customers are billed in accordance with specific contract terms, which may differ from the rate at which revenue is earned. Revenue recognized in excess of the amount billed of $11.2 million, $9.8 million and $4.8 million at December 31, 2013, 2012 and 2011, respectively, are classified as unbilled revenue. Amounts received from customers pursuant to the terms specified in contracts, but for which revenue has not yet been earned, are recorded as deferred revenue. We also evaluate our revenue recognition in accordance with FASB Accounting Standards Codification 605-45, Principal Agent Consideration, regarding gross versus net revenue reporting. We believe that we meet the criteria for gross recognition and report revenue on a gross basis.

Maintenance

Maintenance consists of PCS agreements and our customers generally enter into PCS agreements when they purchase our products. Our PCS agreements range from one to three years and are typically renewable on an annual basis thereafter at the option of the customer. Revenue allocated to PCS is recognized ratably on a straight-line basis over the period the PCS is provided, assuming all other criteria for revenue recognition have been met. All significant costs and expenses associated with PCS are expensed as incurred. For our software products, we have established VSOE of fair value for the PCS and rates for maintenance, including subsequent renewal rates, are typically established based upon a specific percentage of the products provided, as set forth in the arrangement with the customer. For our tangible products (which all contain essential software), our customers generally enter into PCS arrangements when they purchase these tangible products. Relative selling price for the maintenance and support obligations for tangible products is based upon the ESP.

Shipping Costs

Outbound shipping and handling costs are included in cost of revenues, in the accompanying consolidated statements of operations and comprehensive loss.

Inventories

Inventories consist of finished goods and are stated at the lower of cost (first-in, first-out method) or market, net of reserve for obsolete inventory. We maintain a small warranty stock however; substantially all inventories at period end are related to actual or planned customer orders. The reserve for obsolescence at December 31, 2013, 2012 and 2011, was $0.2 million, $0.3 million, and $0.2 million respectively.

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

When events or changes in circumstances indicate that the carrying amount of our property and equipment might not be recoverable, the expected future undiscounted cash flows from the assets are estimated and compared with the carrying amount of the assets. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the assets, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the assets with their carrying amounts. Fair value is generally determined based on discounted cash flows or appraised values, as appropriate. We did not record any impairment losses related to our property and equipment during 2013, 2012, and 2011.

Intangible Assets

Our intangible assets are primarily comprised of the intangible assets that we acquired in the Airwide Acquisition. Specifically, we recognized intangible assets for (i) contractual backlog; (ii) customer relationships; and (iii) technology. At December 31, 2011, the contractual backlog intangible assets were fully amortized.

The intangible asset related to customer relationships is amortized over six years using a method that reflects an appropriate allocation of the costs of these intangible assets to earnings in proportion to the amount of economic benefits obtained in each reporting period. The intangible asset related to technology is amortized on a straight-line basis with estimated useful lives of six years from the date of the Airwide Acquisition.

Intangible assets are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the carrying amount of the asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The impairment loss to be recorded would be the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis or other valuation technique. We have not recorded any impairment charges to our intangible assets through December 31, 2013.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill and other intangible assets with indefinite lives are not amortized to operations, but instead are reviewed for impairment at least annually, or when there is an indicator of impairment. We have no intangible assets with indefinite useful lives, other than goodwill.

The goodwill impairment test is a two-step test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. An impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value.

We determine fair value using widely accepted valuation techniques, including discounted cash flows and market multiple analyses. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as our future expectations.

Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, we may record impairment charges in the future.

In connection with our annual goodwill impairment test, we have not recorded any impairment of such assets through December 31, 2013.

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

We provide a valuation allowance for our deferred tax assets when it is more likely than not that our deferred tax assets will not be realized, based on expectations of generating future taxable income. Due to our historical losses, the net deferred tax assets have been fully reserved with the establishment of a valuation allowance.

We recognize the effect of an income tax position only if it is more likely than not (a likelihood of greater than 50%) that such position will be sustained upon examination by the relevant taxing authorities. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We recognized an uncertain tax positions liability of $3.1 million as of December 31, 2013, 2012 and 2011, as a result of related party foreign transactions. We recognize both interest and penalties related to uncertain tax positions as part of the income tax provision. Based on the nature of foreign transactions, we do not believe there are any material interest and penalties due.

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

Our financial instruments consist primarily of cash and cash equivalents, billed and unbilled accounts receivable, accounts payable and debt. The carrying amounts of financial instruments, other than the debt instruments, are representative of their fair values due to their short maturities. We have elected not to carry our debt instruments at fair value.

The carrying amounts and fair values of our long-term borrowings at December 31, 2013 and December 31, 2012 are as follows (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Silicon Valley Bank senior loan	$—	$—	$10,000	$10,000
Silicon Valley Bank subordinated loan	10,000	10,900	5,000	5,000
Silver Lake subordinated loan	15,000	17,600	—	—

Long-term debt	$25,000	$28,500	$15,000	$15,000

The fair value of our long-term debt was estimated based on discounting the remaining principal payments using current market rates for similar debt and consideration of credit and default risk (Level 3) at December 31, 2013 and 2012.

We do not have any other financial or non-financial assets or liabilities that would be characterized as Level 2 or Level 3 instruments.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents. We maintain cash and cash equivalent balances in the USA, Australia, Canada, China, Croatia, Finland, India, Malaysia, Singapore, Spain and the UK. The balances in the USA are FDIC insured. We maintain cash deposits with financial institutions with balances that often exceed federally insured amounts. We have experienced no losses related to these deposits.

Foreign Currency Translation

The functional currency for each of our foreign subsidiaries is the applicable local currency. Assets and liabilities of the foreign subsidiary are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at the rates of exchange prevailing during the period. We had $1.9 million of net transaction losses for 2013, $0.5 million of net transaction gains for 2012 and $1.2 million of net transaction losses for 2011. Currency translation adjustments are recorded as a component of other comprehensive income (loss).

Net Income /(Loss) Per Common Share

Basic net income/(loss) per common share is computed by dividing the net income/(loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income available to common shareholders by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, warrants, and convertible preferred stock during the period, using the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted earnings per share if their effect would be anti-dilutive. Note 9 provides additional information regarding loss per common share.

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

Restructuring Charges

Restructuring charges consist primarily of severance and benefits costs resulting from strategic management decisions to consolidate operations supporting our business during 2011 following the acquisition of Airwide described in Note 2. Restructuring charges represent costs related to the realignment and restructuring of our business operations. These charges include expenses incurred in connection with strategic planning, certain cost reduction programs and acquisition integrations that we have implemented and consist of the cost of involuntary termination benefits, facilities charges, asset write-offs and other costs of exiting activities or geographies.

The charges for involuntary termination costs and associated expenses often require the use of estimates, primarily related to the number of employees to be paid severance and the amounts to be paid, largely based on years of service and statutory requirements. Assumptions to estimate facility exit costs include the ability to secure sublease income largely based on market conditions, the likelihood and amounts of a negotiated settlement for contractual lease obligations and other exit costs. Other estimates for restructuring charges consist of the realizable value of assets including associated disposal costs and termination fees with third parties for other contractual commitments.

Restructuring charges incurred and paid during 2011 totaled $0.5 million, which is included in general and administration in the Consolidated Statements of Operations and Comprehensive Loss.

Stock-based Compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees. We measure stock-based compensation cost at the grant date, based on the estimated fair value of the award and recognizes the cost as an expense on a straight-line basis over the employee requisite service period. We estimate the fair value of stock options without market-based performance conditions using the Black-Scholes valuation model with the following weighted average assumptions:

•	Risk-free interest rate — U.S. Federal Reserve treasury constant maturities rate consistent vesting period;

•	Expected dividend yield — measured as the average annualized dividend estimated to be paid over the expected life of the award as a percentage of the share price at the grant date;

•	Expected term — the average of the vesting period and the expiration period from the date of issue of the award; and

•	Weighted average expected volatility — measured using historical volatility of similar public entities for which share or option price information is available.

The following table presents our stock-based compensation expense resulting from stock options that we recorded in our Consolidated Statement of Operations and Comprehensive Loss for 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of revenues	$187	$—	$—
Research and development	321	—	—
Sales and marketing	482	—	—
General and administrative	640	291	138

Total	$1,630	$291	$138

Advertising Costs

Advertising costs are expensed as incurred or the first time the advertising takes place, applied consistently based on the nature of the advertising activity. Advertising expenses for 2013, 2012, and 2011, were $0.8 million, $0.7 million, and $0.3 million, respectively.

Use of Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. If the qualitative assessment indicates it is more-likely-than-not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, the quantitative impairment test is required. Otherwise, no testing is required. This ASU was effective for us in the period beginning January 1, 2013. The adoption of this guidance did not affect our financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires registrants to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present significant amounts reclassified out of AOCI by the respective line items of net income. ASU 2013-02 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. As the new standard does not change the current requirements for reporting net income or other comprehensive income in the financial statements, our financial position, results of operations or cash flows were not impacted.

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). We are electing to early adopt the provisions of ASU 2013-11. Unrecognized tax benefits will be presented as a reduction of the deferred tax asset for net operating losses and similar tax loss or tax credit carryforwards in lieu of a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction, and (2) we intend to use the deferred tax asset for that purpose. The change in accounting principle will not have an impact to continuing operations in current or prior periods. All unrecognized tax benefits are subjected to a valuation allowance in the applicable filing jurisdiction and thus a corresponding write-down to the valuation allowance results in no impact to income tax expense.

3. Business Combination

On May 27, 2011, we acquired all of the outstanding capital stock of Airwide Solutions, Inc. for $16.9 million. The Airwide Acquisition was funded with a portion of the proceeds from the issuance of Series E preferred stock. Prior to the acquisition, Airwide was a provider of messaging and content delivery software to mobile operators with revenues and expenses mainly being generated in EMEA (Europe, Middle East and Africa), APAC (Asia-Pacific) and Canada. This acquisition marked our initial entry into the countries in which Airwide operates in and provided us with additional global presence and access to additional customers.

The Airwide Acquisition was accounted for under the acquisition method of accounting. The assets acquired and the liabilities assumed by us were recognized at their fair values at the acquisition date. We recorded goodwill of $0.9 million, which is attributable to expected growth and cost synergies resulting from the acquisition. The goodwill is not deductible for income tax purposes. We incurred approximately $0.7 million of acquisition-related costs, all of which were expensed and included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.

The allocation of the total purchase price of Airwide’s net tangible and identifiable intangible assets was based upon the estimated fair value of those assets as of May 27, 2011. The following table presents the allocation of the total purchase price to the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

May 27, 2011
Cash and cash equivalent	$2,404
Accounts receivables	8,112
Unbilled revenue	6,624
Other current assets	2,612
Property and equipment	441
Intangibles	7,322
Goodwill	941
Accounts payable	(2,901)
Deferred revenue	(2,427)
Accrued expense and other current liabilities	(4,198)
Uncertain tax position liabilities	(2,029)

Total	$16,901

As part of the purchase price allocation, we determined that the identifiable intangible assets were contractual backlog, customer relationship and technology. Backlog consists of existing contracts. We valued contractual backlog and customer relationships using the excess earnings method. We applied the relief-from-royalty method to estimate the fair value of technology. These intangible assets are amortized with estimated useful lives ranging from seven months to six years from the date of acquisition over a method that reflects an appropriate allocation of the costs of these intangible assets to earnings in proportion to the amount of economic benefits obtained in each reporting period.

Acquired intangible assets (in thousands)	Fair Value	Weighted Average Useful Life (in months)
Contractual backlog	$1,411	7
Customer relationship	5,120	72
Technology	791	72

Total	$7,322

Below are our selected unaudited pro forma results of for the year ended December 31, 2011 as if the acquisition occurred as of January 1, 2011. These results are not intended to reflect the actual operations had the acquisition occurred at January 1, 2011.

2011
Revenues	$66,831
Net loss	$(26,716)
Basic and diluted loss per common share	$(23.11)

The amounts of revenue and earnings of Airwide included in the our consolidated statement of operations and Comprehensive Loss from the acquisition date of May 27, 2011 to the period ending December 31, 2011 are as follows (in thousands):

2011
Revenues	$22,369
Net loss	$(7,369)

4. Property and Equipment

The following table presents the detail of property and equipment for the periods presented (in thousands):

	Estimated Useful Life	December 31,
		2013	2012
Computer software	3 years	$5,046	$4,540
Computer and lab equipment	3 years	8,917	7,770
Other equipment	2-5 years	1,468	1,578

Property and equipment, gross		15,431	13,888
Less: accumulated depreciation		(10,377)	(7,969)

Property and equipment, net		$5,054	$5,919

Property and equipment depreciation expense totaled $2.5 million, $1.5 million, and $0.9 million, for the years ended December 31, 2013, 2012, and 2011.

5. Intangible Assets and Goodwill

Intangible assets primarily include the intangible assets that we acquired in the Airwide Acquisition (see Note 2 to the consolidated financial statements for further information). The intangible assets are being amortized on a straight-line basis. The amortization methods reflect an appropriate allocation of the costs of these intangible assets to earnings in proportion to the amount of economic benefits obtained in the reporting period.

Intangible assets as of December 31, 2013 are as follows (in thousands):

Description	Weighted Average Amortization period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of December 31, 2013
Contractual backlog	7	$1,382	$1,382	$—
Customer relationships	72	4,897	2,108	2,789
Technology	72	799	344	455
Certification and licenses	36	2,957	999	1,958

Total		$10,035	$4,833	$5,202

Intangible assets as of December 31, 2012 are as follows (in thousands):

Description	Weighted Average Amortization period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of December 31, 2012
Contractual backlog	7	$1,462	$1,462	$—
Customer relationships	72	5,280	1,568	3,712
Technology	72	825	249	576
Certification and licenses	36	1,833	407	1,426

Total		$9,400	$3,686	$5,714

Total amortization expense for the years ended December 31, 2013, 2012, and 2011, was $1.5 million, $2.5 million, and $2.0 million, respectively of which $0.6 million, $0, and $1.4 million, respectively, was included in cost of revenues related to software products and $0.9 million, $2.5 million, and $0.6 million, respectively, was included in operating expenses on the consolidated statements of operations and comprehensive loss. The following table presents the expected amortization expense for each of the next five years ending December 31 for those intangible assets with remaining carrying values as of December 31, 2013 (in thousands):

Years Ending December 31,	Amortization of Intangible Assets
2014	$1,883
2015	1,539
2016	1,385
2017	395
2018	—

Total	$5,202

A summary of changes in our carrying value of goodwill is as follows (in thousands):

	Year ended December 31,
	2013	2012
Balance, beginning of period	$923	$901
Foreign currency exchange translation	(57)	22

Balance, end of period	$866	$923

6. Accrued Liabilities

The following table presents the detail of accrued liabilities for the period ends presented (in thousands):

	December 31,
	2013	2012
Accrued payroll	$7,221	$4,323
Accrued expenses on contracts	1,446	1,996
Accrued professional fees	136	997
Other	3,136	3,698

Total accrued liabilities	$11,939	$11,014

7. Long-term Debt

The following table presents the detail of long-term debt for the period ends presented (in thousands):

	December 31,
	2013	2012
Silicon Valley Bank senior loan	$—	$10,000
Silicon Valley Bank subordinated loan	10,000	5,000
Silver Lake subordinated loan	15,000	—
Discount related to issuance of warrants	(1,577)	(300)

Long-term debt	$23,423	$14,700

We had $25.0 million and $15.0 million gross debt before discount of $1.6 million and $0.3 million, outstanding under our revolving credit facility and senior and subordinated loans as of December 31, 2013 and 2012, respectively.

Silicon Valley Bank Subordinated and Senior Loans

On October 18, 2012, we entered into loan agreements with Silicon Valley Bank. Under the agreements, we obtained two loans totaling $32.5 million (the “SVB Loans”). In February 2013, we amended the SVB Loans (the “Amendment”) to join certain of our subsidiaries, including our non-U.S. subsidiaries, as co-borrowers. We also amended our minimum tangible net worth covenant. The term loan and LOC with Comerica Bank were repaid on October 19, 2012 with the partial proceeds of the loans from Silicon Valley Bank. The SVB Loans include a $22.5 million Senior Loan secured by substantially all of our assets, including intellectual property. The Senior Loan has a three-year term at a floating rate of 1% above the U.S. prime rate, subject to a minimum interest rate of 4.25%. Under the terms of the agreement, we can draw up to 80% of eligible trade receivables up to $15.0 million, with the remaining $7.5 million generally available for working capital and cash management purposes. We also obtained a $10.0 million Subordinated Loan, also secured by substantially all of our assets, including intellectual property, which has a three-year term at a fixed rate of 11%. Both loans require the payment of interest only on the outstanding balance through the term of the loan, with all principal payable in October 2015. Both loans may be prepaid at any time without penalty.

In connection with the SVB Loans, we issued warrants to purchase a total of 128,570 shares of our common stock at a price of $5.11 per share. In accordance with the guidance to account for debt issued with a warrant, we allocated the total proceeds between the loans and the warrant based on the relative fair value of the two instruments. Out of the total proceeds of $15.0 million, we allocated approximately $14.7 million to the loans and approximately $0.3 million to the warrant based on their relative fair values. The fair value of the common stock warrant was recorded to Additional paid-in-capital (“APIC”), with a reduction to the loans as a debt discount. See Note 11 for further discussion of the valuation methodology and assumptions. The discount on the debt is being amortized over the terms of the loans and the amortization charge recorded as interest expense in the consolidated statements of operations and comprehensive loss. The unamortized discount on the SVB Loans debt is $0.2 million at December 31, 2013. Total unamortized deferred financing costs related to the SVB Loans were $0.3 million as of December 31, 2013.

The Silicon Valley Bank loan agreements contain certain restrictive covenants, and the Senior Loan requires us to maintain a minimum tangible net worth at all times. At December 31, 2013, we were in technical default under certain of our covenants limiting intercompany investments. We sought and obtained a waiver for these breaches. The agreements also contain usual and customary events of default, the occurrence of which may result in all outstanding amounts under the loan agreements becoming due and payable immediately, and they also impose an interest penalty of an additional 5% above the otherwise applicable interest rate at any time when an event of default is continuing.

Silver Lake Waterman Growth Capital Loan

On June 4, 2013, we entered into a growth capital loan agreement with Silver Lake Waterman Fund, L.P. (“Silver Lake Loan”), for a $15.0 million subordinated term loan. The Silver Lake Loan is subordinated to our senior and subordinated loans with Silicon Valley Bank described above, and is secured by substantially all of our assets. The Silver Lake Loan matures on June 30, 2017 and bears interest at 12% annually. Interest on the loan is payable monthly, with the principal amount due and payable on the loan’s maturity on June 30, 2017. The subordinated term loan includes a prepayment penalty of 5% for prepayment in the first year, 4% in the second year, 3% in the third year and 2% thereafter, except that if we choose to repay this subordinated term loan with the proceeds of our initial public offering the prepayment penalty will not apply.

The subordinated term loan agreement with Silver Lake Waterman Fund contains restrictive covenants. One such covenant provides that we must use substantially all of the proceeds of the loan for our United States operations and may not use them for non-U.S. operations. Other covenants limit our ability to, among other things, incur liens on our assets, pay dividends, make investments or engage in acquisitions, and prevent dissolution, liquidation, merger or a sale of our assets outside of the ordinary course of business without the prior consent of the lender. The agreement also contains customary events of default, the occurrence of which may result in all outstanding amounts under the loan agreements becoming due and payable immediately, and they also impose an interest penalty of an additional 5% above the otherwise applicable interest rate at any time when an event of default is continuing. At December 31, 2013, we were in technical default under certain of covenants limiting intercompany investments. We sought and obtained a waiver for these breaches.

In connection with the Silver Lake Loan, we issued warrants to purchase a total of 194,694 shares of our common stock at an exercise price of $0.007 per share. In accordance with the guidance to account for debt issued with a warrant, we allocated total proceeds between the loan and the warrant based on the relative fair value of the two instruments. Out of the total proceeds of $15.0 million, we allocated approximately $13.4 million to the loan and $1.6 million to the warrant based on their relative fair values. The fair value of the common stock warrant was recorded to APIC, with a reduction to the loan as a debt discount. The discount on the debt is being amortized over the term of the loan and the amortization charge recorded as interest expense in the consolidated statements of operations and comprehensive loss. For the year ended December 31, 2013, we recorded $0.4 million of amortization into interest expense related to these warrants and the unamortized discount on the debt is $1.4 million at December 31, 2013. Total unamortized deferred financing costs related to the Silver Lake Loan were $0.2 million as of December 31, 2013.

8. Commitments and Contingencies

Lease Commitments

We lease office space and equipment under operating leases expiring in various years through 2018 or later. Rent expense for the years ended December 31, 2013, 2012, and 2011 was $2.1 million, $2.4 million, and $2.2 million, respectively.

Future minimum lease payments under the non-cancelable operating leases as of December 31, 2013 are as follows (in thousands):

Years ending December 31,
2014	$1,865
2015	1,751
2016	1,271
2017	997
2018 and thereafter	792

Total	$6,676

Future minimum sublease rentals to be received under non-cancelable operating leases as of December 31, 2013 are $0.8 million.

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

We were one of 16 remaining defendants in Eon Corp. IP Holdings, LLC v. Sensus USA, Inc. et al. The plaintiff Eon Corp. IP Holdings, LLC, or Eon, a non-operating entity, alleges that each of the defendants has infringed, and continues to infringe, Eon’s U.S. Patent No. 5,592,491. The suit was originally filed in October 2010 in the United States District Court for the Eastern District of Texas. In January 2012, the court granted defendants’ motion to transfer the suit to the United States District Court for the Northern District of California. In June 2013, we entered into a settlement agreement with Eon. This had no material impact on our consolidated financial statements. In July 2013, the court dismissed all claims against us.

We are not aware of any pending or threatened legal proceeding against us that could have a material adverse effect on our business, operating results or financial condition.

9. Loss per Common Share Applicable to Common Shareholders

We calculate basic net (loss) per share by dividing net (loss) attributable for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) per share is computed giving effect to all potential weighted average diluted common stock, including options and warrants, using the treasury stock method.

The computation of basic and diluted net (loss) per share is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Net loss	$(15,290)	$(15,569)	$(21,758)
Basic common shares:
Weighted average number of shares outstanding	4,278,060	1,287,986	1,155,980
Diluted common shares:
Weighted average shares used to compute diluted net loss per share	4,278,060	1,287,986	1,155,980
Net loss per share attributable to common stockholders:
Basic and diluted	$(3.57)	$(12.09)	$(18.82)

The convertible preferred stock numbers shown in the table below are on a common stock equivalent basis as a result of the reverse stock split described in Note 1, Description of the Business and Basis of Presentation.

The following weighted-average common stock equivalents were excluded from the calculation of diluted net (loss) per share because their effect would have been anti-dilutive for the periods presented due to the net loss for all periods presented:

	Year Ended December 31,
	2013	2012	2011
Convertible preferred stock	—	16,452,467	16,452,467
Stock options	1,532,224	1,473,632	965,595
Warrants	1,232,776	—	—

10. Redeemable Convertible Preferred Stock

In 2005, we issued $2.5 million of convertible promissory notes that were convertible into our Series A Redeemable Convertible Preferred Stock (the “Series A Preferred Stock”). The notes accrued interest at an annual rate of 7%, which interest was also convertible into Series A Preferred Stock. In April 2006, all of the outstanding principal and interest under the notes (approximately $2.6 million) were converted at $2.80875 per share into 928,893 shares of Series A Preferred Stock. Additionally in conjunction with the conversion of the notes, we sold 2,805,072 shares of Series A Preferred Stock at a price of $3.745 per share for $10.5 million in cash (which excludes the principal and interest due under the notes discussed above).

In 2007, we issued 3,818,210 shares of Series B Redeemable Convertible Preferred Stock at $5.369 per share for $20.5 million in cash, which was used for general corporate purposes.

In October 2008, we issued 2,616,704 shares of Series C Redeemable Convertible Preferred Stock at $6.6794 per share for $17.5 million in cash, which was used for general corporate purposes.

In June 2010, we issued 1,728,569 shares of Series D Redeemable Convertible Preferred Stock at $7.8533 per share for $13.6 million in cash, which was used for general corporate purposes.

In May and July 2011, we issued an aggregate of 4,555,021 shares of Series E Redeemable Convertible Preferred Stock at $8.7815 per share for $40.0 million in cash, which was used for the Airwide Acquisition and restructuring and for general corporate purposes.

Holders of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock are entitled to receive dividends at a rate of $0.2996, $0.4298, $0.5341, $0.6286 and $0.7028 per share per annum, respectively, for each share of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, as and if declared by the Board of

Directors, prior to and in preference to any declaration or payment of any dividend on our common stock. As of December 31, 2013 and 2012, we had declared no dividends on either our common stock or Preferred Stock. The dividends on the Preferred Stocks are not cumulative. Each holder of each outstanding share of each series of Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which the shares of Preferred Stock are convertible. Except as provided by provisions establishing any other series of Preferred Stock and except in certain other limited circumstances, holders of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock shall vote together with the holders of Common Stock as a single class on all action to be taken by our stockholders, including, but not limited to actions necessary to amend the certificate of incorporation to increase the number of authorized shares of Common Stock.

Upon the occurrence of a liquidation, dissolution or winding up of the Company, before any distribution or payment shall be made to the holders of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock, Common Stock or any other capital stock ranking junior to the Preferred Stock, each holder of Series E Preferred Stock will be entitled to receive an amount equal to $8.7815 per share, as adjusted, plus any declared but unpaid dividends for such shares. Upon completion of the distribution to the holders of the Series E Preferred Stock, before any distribution or payment shall be made to the holders of Common Stock or any other capital stock ranking junior to the Preferred Stock, each holder of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock will be entitled to receive an amount equal to $3.745, $5.369, $6.6794 and $7.8533 per share, respectively, as adjusted, plus any declared but unpaid dividends for such shares. After payment of the full liquidation preference to the holders of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, the remaining assets and funds of legally available for distribution, if any, shall be distributed ratably among all of the holders of Common Stock, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, on an as-converted basis, until such time as the holders of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock receive an additional $3.745, $5.369, $6.6794, $7.8533 and $17.563 per share, respectively. After payment of the full liquidation preference to the holders of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, the remaining assets and funds of the Company legally available for distribution, if any, shall be distributed ratably among all of the holders of Common Stock. Notwithstanding the foregoing, for the purposes of determining the amount each holder of shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred and Series E Preferred Stock are entitled to receive with respect to a liquidation, dissolution or winding up of the Company, each series of Preferred Stock shall be treated as if all holders of such series had converted such holders’ shares of Preferred Stock into shares of Common Stock immediately prior to such liquidation, dissolution or winding up of the Company if, as a result of an actual conversion of such series of Preferred Stock, holders of such series of Preferred Stock would receive, in the aggregate, an amount greater than the amount that would be distributed to holders of series of Preferred Stock if such holders had not converted such shares of Preferred Stock into shares of Common Stock.

The shares of each series of Preferred Stock are convertible into Common Stock at any time at the option of the holder. Additionally, all shares of Preferred Stock are subject to automatic conversion upon the closing of a public offering of our Common Stock in which the aggregate proceeds equal or exceed $50.0 million. All shares of Preferred Stock are also automatically convertible into Common Stock, at the applicable Conversion Rate, upon the written consent or agreement of a majority of (i) the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock, voting together as a single class, and (ii) the Series E Preferred Stock, voting as a separate class. The conversion rate is initially one share of Common Stock for each share of Preferred Stock, subject to adjustment for certain stock issuances and stock splits, reverse stock-splits, stock combinations and the like.

Upon receipt of a written request from the holders of a majority of the then outstanding shares of (i) Series E Preferred Stock, voting as a separate series, and (ii) Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, voting as a single class, at any time on or after the fourth (4th) anniversary of the date on which the Corporation first issues shares of its Series E Preferred Stock (that is, May 26, 2011) we shall redeem all, but not less than all, of the shares of Preferred Stock then outstanding in three equal annual installments beginning on a date not more than forty-five (45) days after the receipt of the redemption request. The redemption prices for the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock,

Series D Preferred Stock and Series E Preferred Stock are equal to $3.745, $5.369, $6.6794, $7.8533 and $8.7815 per share, respectively, plus declared but unpaid dividends. If the number of shares of Preferred Stock that may then be legally redeemed by us is less than the number of such shares to be redeemed, then all of the shares of Series E Preferred Stock shall be redeemed for the applicable redemption price prior to the redemption of the shares of any other series of Preferred Stock, and then the remaining shares of any other series of Preferred Stock that should have been redeemed, but were not, will be redeemed on a pro rata basis from any additional legally available funds or as soon as the we have legally available funds therefore.

We classify conditionally redeemable convertible preferred shares, which includes shares of Preferred Stock subject to redemption upon the occurrence of uncertain events not solely within our control, as temporary equity. Shares of Preferred Stock classified as temporary equity are measured initially at fair value. If such shares are subject to redemption at a higher value that is outside of our control, such shares are accreted to the mandatory redemption value, with such accretion recorded as dividends. As of December 31, 2012, the we have recorded as temporary equity shares of Series A, B, C, D and E Preferred Stock totaling $13.0 million, $20.5 million, $17.5 million, $13.6 million and $40.0 million respectively. Shares of Preferred Stock remain recorded at the issuance date valuation amounts on the balance sheet, as they do not become redeemable automatically, only through the intent of the preferred shareholders, and the preferred shareholders have not shown any plan to redeem the preferred shares. Dividends on shares of Preferred Stock included in temporary equity are recorded as Dividends on Preferred Stock below Net Loss on the Consolidated Statement of Operations and Comprehensive Loss.

Upon the closing of the initial public offering, all shares of our then-outstanding redeemable convertible preferred stock automatically converted into an aggregate of 16,452,467 shares of common stock.

11. Shareholders’ Deficit

Initial Public offering

In November 2013, we closed our initial public offering (our IPO), in which we sold 5,320,292 shares of common stock and certain selling stockholders sold 129,708 shares of common stock at a price to the public of $10.00 per share, before underwriting discounts and commissions. In December 2013, the underwriters partially exercised their option to purchase additional shares and we issued and sold 145,339 additional shares at the same price to the public, before underwriting discounts and commissions. We raised approximately $44.8 million in net proceeds after deducting underwriting discounts and commissions of approximately $3.8 million and other estimated offering expenses of approximately $6.1 million. We did not receive any proceeds from the sale of shares by the selling stockholders in the IPO.

Common Stock

In connection with the IPO, we amended and restated our certificate of incorporation increasing the number of authorized shares of common stock from 22,171,986 to 300,000,000.

Stock Option Plan

We have two stock option plans: the Amended and Restated 2005 Stock Plan (the “2005 Plan”), and the Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”). In January 2013, we terminated the 2005 Plan and provided that no further stock awards were to be granted under the 2005 Plan and adopted the 2013 Plan as a continuation of and successor to the 2005 Plan. Upon the IPO, all shares that were reserved under the 2005 Plan but not issued were assumed by the 2013 Plan. All outstanding stock awards under the 2005 Plan continue to be governed by the existing terms. Under the 2013 Plan, we have the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and/or performance shares. Additionally, the 2013 Plan provides for the grant of performance cash awards to employees, directors and consultants. The ISOs and NSOs will be granted at a price per share not less than the fair value at date of grant. Options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest monthly thereafter. Options granted generally are exercisable up to 10 years from the date of grant.

Awards granted under the 2005 Plan may be immediately exercisable, but not vested, and are subject to a right of repurchase by us (at our option) at the lower of the original exercise price or fair market value for all unvested restricted shares at the termination of service. At December 31, 2013, options that were exercisable amounted to 2,105,784 shares with a weighted average exercise price of $1.53 and weighted average remaining contractual term of 5.7 years and intrinsic value of $17.6 million. At December 31, 2013, there were 1,115,741 common shares available for future grants under the 2013 Plan.

To determine the weighted average fair value of stock options granted, we used the Black-Scholes option-pricing model with the following weighted average assumptions during the periods presented:

	Year Ended December 31,
	2013	2012	2011
Expected dividends	0%	0%	0%
Risk-free interest rate (U.S. Treasury)	1.8%	1.7%	2.1%
Expected term	6.3 years	6.3 years	6.2 years
Expected volatility	57.5%	62.0%	60.0%

The fair value of all the awards granted is amortized to expense on a straight-line basis over the requisite service periods, which are generally the vesting periods.

The following tables summarize the stock option activity for the periods presented (in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2011	1,835,314	$0.56
Granted	1,028,923	$2.01
Exercised	(90,277)	$0.56
Forfeited or expired	(126,589)	$0.70

Outstanding as of December 31, 2011	2,647,371	$1.12	7.8	$6,343

Exercisable as of December 31, 2011	2,097,683	$1.07	7.5	$5,145

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2012	2,647,371	$1.12
Granted	487,921	$4.77
Exercised	(121,407)	$0.59
Forfeited or expired	(317,090)	$1.14

Outstanding as of December 31, 2012	2,696,795	$1.80	7.3	$16,465

Exercisable as of December 31, 2012	2,040,742	$1.16	6.6	$13,789

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2013	2,696,795	$1.80
Granted	880,097	$9.56
Exercised	(163,356)	$0.56
Forfeited or expired	(126,264)	$3.88

Outstanding as of December 31, 2013	3,287,272	$3.86	7.2	$24,002

Exercisable as of December 31, 2013	2,105,784	$1.53	5.7	$17,622

We granted stock options with a weighted-average grant date fair value per share during the years ended December 31, 2013, 2012, and 2011 of $5.29, $2.80, and $1.12, respectively.

The following table summarizes additional information about stock options outstanding at December 31, 2013:

Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Contractual Term (in years)
$0.07-0.56	672,978	672,978	3.1
$0.63-0.77	485,749	458,198	6.3
$2.10	891,680	795,126	7.7
$5.11-10.00	1,124,382	179,482	9.1
$10.78	112,483	—	10.0

	3,287,272	2,105,784	7.2

The total intrinsic value of options exercised during the years ended December 31, 2013, 2012, and 2011, was $1.4 million, $0.5 million and $0.2 million, respectively. We recorded $1.6 million, $0.3 million, and $0.1 million, of non-cash charges for stock compensation related to amortization of the fair value of unvested stock options for the years ended December 31, 2013, 2012, and 2011, respectively. At December 31, 2013, there was $4.0 million of total unrecognized cost related to unvested stock options granted under the stock option plan, which is expected to be recognized over a weighted average period of 2.8 years.

Warrants

Communities Foundation of Texas

On November 1, 2006, we issued a warrant to the Communities Foundation of Texas to purchase 2,857 shares of its common stock at a price of $0.42 per share. The warrant was to expire in November 2011. On September 11, 2012, we reissued the warrant at a price of $5.11 per share. The reissued warrant had a term of five years, and 1,397 shares of common stock were exercised upon the closing of our initial public offering.

Silicon Valley Bank and Silver Lake Waterman Fund

In connection with the SVB Loans entered into on October 28, 2012, we issued warrants to Silicon Valley Bank and WestRiver Mezzanine Loans, LLC exercisable for a total of 128,570 shares of common stock at a price of $5.11 per share. After giving effect to the completion of our IPO, the warrants expire in November 2016. We will provide the holders of the warrants with written notice of at least seven business days prior to the closing of a cash/public acquisition. Upon the closing of other than a cash/public acquisition, the acquiring, surviving or successor entity assumes the obligation of the warrants. The fair value of the warrants of $0.3 million was determined using the Black-Scholes pricing model. We used a risk-free interest rate of 1.72%, stock price volatility of 62%, a term of four years and expected dividends of 0%. None of these warrants were exercised for the year ended December 31, 2013. The average remaining life of the Common Stock warrants as of December 31, 2013 was 2.9 years.

In connection with the Silver Lake Loan, we issued a warrant to purchase a total of 194,694 shares of our common stock at an exercise price of $0.007 per share. After giving effect to the completion of our IPO, the warrant has a term expiring on the earlier of November 5, 2016 or the consummation of an acquisition. The fair value of the warrants of $1.6 million was determined using the Black-Scholes pricing model. We used a risk-free interest rate of 1.99%, stock price volatility of 58%, a term of three years and expected dividends of 0%. None of these warrants were exercised for the year ended December 31, 2013. The average remaining life of the common stock warrants as of December 31, 2013 was 2.9 years.

Investor and Former Lender

At December 31, 2013, we had 909,512 warrants outstanding to acquire shares of its common stock at $6.6794 per share. These warrants were originally exercisable for our Series C Redeemable Convertible Preferred and were issued in connection with debt financing and to an investor. The warrants were issued in October 2008 and have a term of seven years. The fair value on the date of issuance of all these warrants was insignificant. None of these warrants were exercised for the year ended December 31, 2013. The average remaining life of these warrants, as of December 31, 2013, was 1.8 years.

12. Employee Benefit Plan

In the United States, we maintain a defined contribution plan consisting of a 401(k) retirement savings plan, which covers substantially all eligible U.S. employees. Participants can, in accordance with Internal Revenue Service (“IRS”) guidelines, set aside both pre- and post-tax savings in this account. In addition to participant’s savings, we have the option of making discretionary matching contributions to plan participant’s accounts; however, no contributions were made to date as of December 31, 2013. Eligible employees can participate in the plan on the first day following their hire date.

Our employees in Canada and the United Kingdom have defined contribution plans. The cost of the plans for the years ended December 31, 2013, 2012, and 2011 was $0.6 million, $0.8 million, and $0.5 million respectively, and is included in operating expenses.

13. Income Taxes

The following table summarizes the income tax expense (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$—	$—	$—
State	218	—	—
Foreign	2,328	1,152	1,330

Total current	2,546	1,152	1,330
Deferred:
Federal	—	—	—
State	<50>	—	—
Foreign	—	—	—

Total deferred	—	—	—

Income tax expense	$2,496	$1,152	$1,330

The components of income (loss) before income tax expense consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Domestic	$(12,947)	$(18,941)	$(17,576)
Foreign	153	4,524	(2,852)

Total	$(12,794)	$(14,417)	$(20,428)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2013	2012
Deferred tax assets
Net operating loss carryforwards	$35,918	$43,196
Deferred revenue	2,741	1,038
Accrued expenses	1,696	1,159
Allowance for bad debt	149	102
Start-up costs	1,057	1,239
Depreciation of property and equipment	30	—
Unrealized gain/loss on foreign currency translations	411	165
Research and development credit	2,010	833
Inventories	1,032	105
Other	115	211

Total deferred tax assets	45,159	48,048

	As of December 31,
	2013	2012
Deferred tax liabilities
Amortization of intangible assets	(1,472)	(1,178)
Unrealized gain/loss on foreign currency translations	—	—
Prepaid items	(233)	—
Other	—	(72)

Total deferred tax liabilities	(1,705)	(1,250)

Net deferred tax assets	43,454	46,798
Valuation allowance	(43,404)	(46,798)

Net deferred tax assets	$50	$—

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows (in thousands):

	December 31,
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
Computed tax at statutory rates:	$(4,478)	35.0%	$(5,046)	35.0%	$(7,150)	35.0%
Permanent differences	(122)	1.0%	362	(3.0%)	683	(3.0%)
Difference resulting from state income taxes, net of federal income tax benefits	128	(1.0%)	(337)	2.0%	(661)	3.0%
Change in valuation allowance	(7,453)	58.3%	4,678	(32.0%)	8,115	(40.0%)
Effect of tax credits	(1,954)	15.3%	(100)	1.0%	(1,076)	5.0%
Foreign tax differential	(556)	4.3%	922	(6.0%)	900	(4.0%)
Uncertain tax positions	404	(3.2%)	—	0.0%	819	(4.0%)
Change in control limitations on net operating losses	12,824	(100.2%)	—	0.0%	—	0.0%
Foreign withholding taxes	1,342	(10.5%)	—	0.0%	—	0.0%
Change in tax rates	1,881	(14.7%)	—	0.0%	—	0.0%
Other, net	480	(3.8%)	673	(5.0%)	(300)	1.0%

Total	$2,496	(19.5%)	$1,152	(8.0%)	$1,330	(7.0%)

At December 31, 2013, we had U.S. federal net operating loss carryforwards of $91.5 million. These losses expire in various years between 2019 and 2033, and are subject to limitations on their utilization to the extent of future taxable income. We had total foreign net operating loss carryforwards of $16.3 million. Of these foreign net operating losses, $12.5 million are not currently subject to expiration dates. The remainder, $3.8 million, expires beginning in 2014 through 2022. These federal and foreign losses remain after reducing approximately $8.4 million and $40.4 million, respectively, due to their unavailability resulting from change in control rules regarding the post-acquisition utilization of pre-acquisition losses related to the acquisition of the Airwide Solutions group of companies. We had a full valuation allowance against these net operating losses. The reduction of the net operating losses resulted in the release of the valuation allowance associated with the losses. Therefore, the reduction of the net operating losses did not result in a charge to income tax expense. In addition, we have research and development tax credits carried forward of $1.2 million and $2.3 million which can be used to reduce U.S. federal tax and Canadian federal tax, respectively. These tax credits expire between 2024 and 2033. We have recorded a full valuation allowance on all federal and foreign jurisdictions for the net deferred tax assets at December 31, 2013 and 2012 due to the uncertainty of future operating results. The valuation allowance will be reduced at such time as management is able to determine that the realization of the deferred tax assets is more likely than not to occur. We released the valuation allowance on the net deferred tax assets associated with the State of Texas. It is foreseeable that Texas-sourced gross margin will continue to be generated in a matter that allows full realization of the applicable deferred tax assets and thus a net deferred tax asset of $50,000 was recorded for the period ended December 31, 2013.

During 2013, it was determined that certain foreign withholding taxes would not be realizable as foreign tax credits due to extended net operating losses in the entities in which the withholding taxes were incurred. Therefore, $1.3 million of foreign withholding taxes are included in income tax expense. We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Generally, for federal income tax purposes, all years prior to 2010 are closed; however, these years remain open to examination to the extent of the utilization of net operating losses generated during these years. The 2010 through 2013 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, varying tax years between 2005 through 2013 generally remain subject to examination by tax authorities.

We apply a two-step process for the evaluation of uncertain income tax positions based on a “more likely than not” threshold to determine if a tax position will be sustained upon examination by the taxing authorities. The recognition threshold in step one permits the benefit from an uncertain position to be recognized only if it is more likely than not, or 50% assured that the tax position will be sustained upon examination by the taxing authorities. The measurement methodology in step two is based on “cumulative probability,” resulting in the recognition of the largest amount that is greater than 50% likely of being realized upon settlement with the taxing authority.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2013 and 2012 is as follows (in thousands):

Beginning Balance at January 1, 2012	$3,053
Additions to unrecognized tax benefits taken during the period	303
Additions to unrecognized tax benefits as a result of positions taken in prior periods	—
Decrease in unrecognized tax benefits relating to settlements with taxing authorities	—
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	—

Ending Balance at December 31, 2012 and 2013	$3,356

The total amount of these unrecognized tax benefits would affect the effective tax rate, if recognized. It is reasonably possible that certain of the uncertain tax positions disclosed in the table above could increase or decrease within the next 12 months as a result of developing issues, management’s continuing review of existing positions, examinations or expiration of statute of limitations. We are not able to make an estimate of the range of the reasonably possible change. We have elected to recognize accrued interest and penalties related to income tax matters as income taxes. Cumulative interest recorded to the ASC 740-10 liability for the period ended December 31, 2013 equals $0.4 million with $0.1 million recognized in income tax expense during the year ended December 31, 2013.

We are electing to early adopt the provisions of ASU 2013-11: “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” Unrecognized tax benefits will be presented as a reduction of the deferred tax asset for net operating losses and similar tax loss or tax credit carryforwards in lieu of a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction, and (2) we intend to use the deferred tax asset for that purpose. The change in accounting principle will not have an impact to continuing operations in current or prior periods. All unrecognized tax benefits are subjected to a valuation allowance in the applicable filing jurisdiction and thus a corresponding write-down to the valuation allowance results in no impact to income tax expense.

Any undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon and we expect that future earnings will also be reinvested in foreign operations indefinitely. Upon repatriation of these earnings, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign credits) and withholding taxes payable to various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation. Income taxes have not been provided on $11.5 million of undistributed earnings of foreign subsidiaries as of December 31, 2013.

14. Financial Instruments

The majority of our operations are international, giving rise to significant exposure to market risks from changes in foreign exchange rates. Our results of operations would generally be adversely affected by an increase in the value of the U.S. dollar relative to the currencies of the countries in which we are profitable and a decrease in the value of the U.S. dollar relative to the currencies of the countries in which we are not profitable. In the future, we may use derivative financial instruments to reduce these risks, but does not hold or issue financial instruments for trading purposes. These financial instruments are subject to normal credit standards, financial controls, risk management and monitoring procedures.

Currency Risk

We have currency exposure arising from significant operations and contracts in multiple jurisdictions. We have limited its currency exposure to freely-tradable and liquid currencies of first world countries.

Concentration of Credit Risk

Accounts receivable are generally with diversified customers and dispersed across many geographical regions. As of December 31, 2013 and 2012, two customer balances and one customer balance, respectively, represented more than 10% of the overall account receivable balance. We believe no significant concentration of credit risk exists with respect to these accounts receivable. For the year ended December 31, 2013, four customers represented 58% of the total revenues, respectively. For the year ended December 31, 2012, four customers represented 46% of the total revenues, respectively. For the year ended December 31, 2011, three customers represented 49% of the total revenues, respectively.

We are required to estimate the collectability of our accounts receivable each accounting period and record a reserve for bad debts. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer, current and historical collection history and the related aging of past due balances. We evaluate specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to the deterioration of its financial condition, lower credit ratings, bankruptcy or other factors, affecting the ability to render payment. Reserve requirements are based on the facts available and are re-evaluated and adjusted as additional information is received.

15. Segment and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers, in deciding how to allocate resources and in assessing performance. Our chief operating decision-makers (i.e., chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of allocating resources and evaluating financial performance. We have concluded that we operate in one segment and have provided the required enterprise-wide disclosures.

Revenues by geographic area are based on the deployment site location of the end customers. The following tables present revenue and long-lived assets by geographic area (in thousands):

2013	Revenues	Long-lived Assets
North America	$48,130	$8,475
EMEA (or Europe, Middle East and Africa)	38,469	1,888
APAC (or Asia-Pacific)	14,709	759

Consolidated Total	$101,308	$11,122

2012	Revenues	Long-lived Assets
North America	$37,314	$9,627
EMEA (or Europe, Middle East and Africa)	20,547	2,314
APAC (or Asia-Pacific)	15,979	615

Consolidated Total	$73,840	$12,556

2011	Revenues	Long-lived Assets
North America	$26,820	$6,844
EMEA (or Europe, Middle East and Africa)	13,665	2,841
APAC (or Asia-Pacific)	9,019	546

Consolidated Total	$49,504	$10,231

16. Quarterly Financial Data (unaudited)

	Three Months Ended,
	Mar. 31, 2013	June 30, 2013	Sep. 30, 2013	Dec. 31, 2013
	(unaudited)
Total Revenues	$22,438	$25,752	$25,971	$27,147
Gross Profit	14,457	13,492	12,449	15,737
Operating loss	(1,697)	(869)	(3,407)	(1,735)
Net loss	(4,294)	(3,641)	(4,513)	(2,842)
Net loss per share:
Basic and Diluted	$(3.21)	$(2.72)	$(3.35)	$(0.22)

	Three Months Ended,
	Mar. 31, 2012	June 30, 2012	Sep. 30, 2012	Dec. 31, 2012
	(unaudited)
Total Revenues	$20,922	$19,027	$17,108	$16,783
Gross Profit	13,082	11,776	9,140	9,383
Operating loss	(2,413)	(2,130)	(4,432)	(5,588)
Net loss	(2,133)	(3,517)	(3,418)	(6,501)
Net loss per share:
Basic and Diluted	$(1.74)	$(2.76)	$(2.61)	$(4.87)

17. Subsequent Events

In February 2014, we signed a term sheet with Silicon Valley Bank to refinance our loans with them. We expect to close in March of 2014. We are currently in the process of evaluating whether this will be treated as an extinguishment or a modification of debt under the accounting literature.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2013, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon the evaluation, and due to the presence of the material weakness in internal control over financial reporting that is described below, our chief executive officer and chief financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level.

In connection with the audit of our consolidated financial statements of Mavenir Systems, Inc. for the year ended December 31, 2013, management and our independent registered public accounting firm identified a material weakness over the period-end financial close and reporting process which resulted in the failure to record certain entries and adjustments during the year-end closing and consolidation process. Specifically, this material weakness was the result of the following:

a)	the ineffective design and maintenance of controls for the review, supervision and monitoring of our accounting operations throughout the organization and for monitoring and evaluating the adequacy of our internal control over financial reporting;

b)	ineffective controls over the preparation, review and approval of all financial statement account reconciliations; and

c)	ineffective controls over the review, approval, documentation and recording of our journal entries. Specifically, effective controls were not designed and in place to ensure the existence, accuracy and completeness of the journal entries recorded, both, recurring and non-recurring.

As a result of this material weakness, our control environment is ineffective to ensure that the design and execution of our controls have consistently resulted in effective and timely review of our financial statements and supervision by appropriate individuals.

Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Management’s Plan for Remediation of Our Material Weaknesses

While this material weakness existed in 2012, management has worked diligently to improve the design and operating effectiveness of internal control over financial reporting as we looked to becoming a publicly traded company. While improvements occurred throughout 2013, many of the policies were implemented in the later part of 2013, and we did not provide the proper training, oversight and monitoring to ensure compliance. While we implemented a formal close tracking process, this process did not provide us with automated control of our journal entries and reconciliations. We are currently implementing a system that will interface with our general ledger and allow us to set up rules to ensure all accounts that meet the criteria are reconciled and journal entries are reviewed and approved in accordance with our policy. We currently estimate the reconciliation module to be fully implemented and in place by June 30, 2014 and the journal entry module to be completed in the last half of 2014. In the interim, we are implementing a manual process for monitoring compliance and beginning to provide training on how to document reviews to a level of precision sufficient to reduce the risk of error to an acceptable level. We have hired additional personnel in 2013 and 2014 with significant experience working in public companies. Management expects remediation efforts to continue throughout 2014 to continue to improve our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and Attestation of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2014 annual meeting of stockholders (the “Proxy Statement”), which is to be filed not later than 120 days after December 31, 2013, and is incorporated in this report by reference.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics will apply to all of our employees, officers, agents and representatives, including directors and consultants.

Our Board of Directors has also adopted an additional Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. This Code of Ethics, applicable to the specified officers, contains additional requirements including a prohibition on personal loans from the company (except where permitted by, and disclosed pursuant to, applicable law), and a requirement to review reports to be filed with SEC.

We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics and our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, or waivers of those provisions, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions or our directors on our website identified below. The full text of our Code of Business Conduct and Ethics and our Code of Ethics for our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer can be found in the Investor Relations section of our website at http://investor.mavenir.com.

Item 11.	Executive Compensation

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are included as part of this report:

(1)	Consolidated Financial Statements—See Index to Consolidated Financial Statements at Item 8 of Part II of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules—Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

(3)	Exhibits—See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richardson, State of Texas.

Mavenir Systems, Inc.

Dated: February 21, 2014	By:	/s/ Pardeep Kohli
Pardeep Kohli
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Pardeep Kohli, Terry Hungle and Sam Garrett, and each of them, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on February 21, 2014.

Signature	Title

/s/ Pardeep Kohli Pardeep Kohli	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Terry Hungle Terry Hungle	Chief Financial Officer (Principal Financial Officer)

/s/ David Lunday David Lunday	Controller (Principal Accounting Officer)

/s/ Benjamin L. Scott Benjamin L. Scott	Chairman of the Board

/s/ Ammar H. Hanafi Ammar H. Hanafi	Director

/s/ Jeffrey P. McCarthy Jeffrey P. McCarthy	Director

/s/ Vivek Mehra Vivek Mehra	Director

/s/ Hubert de Pesquidoux Hubert de Pesquidoux	Director

/s/ Venu Shamapant Venu Shamapant	Director

INDEX OF EXHIBITS

The following exhibits are included as a part of this report.

Exhibits designated by a cross (†) are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

The agreements included as exhibits are included only to provide information to investors regarding their terms. The agreements listed below may contain representations, warranties and other provisions that were made, among other things, to provide the parties thereto with specified rights and obligations and to allocate risk among them, and such agreements should not be relied upon as constituting or providing any factual disclosures about us, any other persons, any state of affairs or other matters.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant filed on November 13, 2013.	10-Q	001-36171	12/5/2013	3.1

3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-191563	10/4/2013	3.4

4.1	Amended and Restated Investors’ Rights Agreement, dated May 26, 2011.	S-1	333-191563	10/4/2013	4.1

4.2	Warrant to Purchase Series C Redeemable Convertible Preferred Stock issued to Comerica Bank on October 3, 2008.	S-1	333-191563	10/4/2013	4.2

4.3	Warrant to Purchase Series C Redeemable Convertible Preferred Stock issued to Starent Networks Corp. (now a wholly-owned subsidiary of Cisco Systems, Inc.) on October 29, 2008.	S-1	333-191563	10/4/2013	4.3

4.4	Warrant to Purchase Common Stock issued to Silicon Valley Bank on October 18, 2012.	S-1	333-191563	10/4/2013	4.4

4.5	Warrant to Purchase Common Stock issued to Westriver Mezzanine Loans, LLC on October 18, 2012.	S-1	333-191563	10/4/2013	4.5

4.6	Warrant to Purchase Common Stock issued to the Community Foundation of North Texas on September 11, 2012.	S-1	333-191563	10/4/2013	4.6

4.7	Warrant to Purchase Common Stock issued to Silver Lake Waterman Fund, L.P. on June 4, 2013.	S-1	333-191563	10/4/2013	4.7

10.1†	Form of Indemnification Agreement for Directors and Officers of the Registrant.	S-1	333-191563	10/4/2013	10.1

10.2†	Amended and Restated 2005 Stock Plan, as amended.	S-1	333-191563	10/4/2013	10.2

10.3†	Form of Stock Option Agreement — Early Exercise for 2005 Stock Plan.	S-1	333-191563	10/4/2013	10.3

10.4†	Form of Stock Option Agreement — Standard Exercise for 2005 Stock Plan.	S-1	333-191563	10/4/2013	10.4

10.5†	Form of U.K. Stock Option Agreement for 2005 Stock Plan.	S-1	333-191563	10/4/2013	10.5

10.6†	Form of International Stock Option Agreement for 2005 Stock Plan.	S-1	333-191563	10/4/2013	10.6

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
10.7†	Amended and Restated 2013 Equity Incentive Plan.	S-1	333-191563	11/1/2013	10.7

10.8†	Form of Notice of Grant — Early Exercise Option for 2013 Equity Incentive Plan.	S-1	333-191563	10/4/2013	10.8

10.9†	Form of Notice of Grant — Standard Exercise Option for 2013 Equity Incentive Plan.	S-1	333-191563	10/4/2013	10.9

10.10†	Form of Notice of Grant — Non-Employee Director Option for 2013 Equity Incentive Plan.	S-1	333-191563	10/4/2013	10.10

10.11†	Form of Notice of Grant — Restricted Stock Unit for 2013 Equity Incentive Plan.	S-1	333-191563	10/4/2013	10.11

10.12†	Form of Notice of Grant — International Option for 2013 Equity Incentive Plan.	S-1	333-191563	10/4/2013	10.12

10.13†	Form of Notice of Grant — International Restricted Stock Unit for 2013 Equity Incentive Plan.	S-1	333-191563	10/4/2013	10.13

10.14†	2013 Employee Stock Purchase Plan.	S-1	333-191563	10/4/2013	10.14

10.15†	Form of Omnibus Option Amendment for Certain Executive Officers (six months’ acceleration).	S-1	333-191563	10/4/2013	10.17.1

10.16†	Form of Omnibus Option Amendment for Certain Executive Officers (twelve months’ acceleration).	S-1	333-191563	10/4/2013	10.17.2

10.17†	Amended and Restated Executive Employment Agreement, dated December 18, 2012, between the Registrant and Pardeep Kohli.	S-1	333-191563	10/4/2013	10.18

10.18†	Form of Pardeep Kohli Option Agreement for 2005 Stock Plan.	S-1	333-191563	10/4/2013	10.19

10.19†	Amended and Restated Executive Employment Agreement, dated December 18, 2012, between the Registrant and Terry Hungle.	S-1	333-191563	10/4/2013	10.20

10.20†	Executive Employment Agreement, dated December 18, 2012, between the Registrant and Bahram Jalalizadeh.	S-1	333-191563	10/4/2013	10.21

10.21†	Participation Agreement, dated June 27, 2011, between the Registrant and Terence McCabe.	S-1	333-191563	10/4/2013	10.22

10.22†	Separation Agreement, dated August 12, 2013, by and between the Registrant and Matt Dunnett.	S-1	333-191563	10/4/2013	10.23

10.23	Form of Employment, Confidential Information, and Invention Assignment Agreement.	S-1	333-191563	10/4/2013	10.24

10.24	Commercial Lease Agreement, dated July 20, 2012, by and between the Registrant and Telecom Commerce III, Ltd.	S-1	333-191563	10/4/2013	10.25

10.25	Senior Loan and Security Agreement, dated October 18, 2012, by and among the Registrant, Mavenir Holdings, Inc. and Silicon Valley Bank.	S-1	333-191563	10/4/2013	10.26

10.26	Joinder and First Loan Modification to Senior Loan and Security Agreement, dated February 13, 2013, by and among the Registrant, Silicon Valley Bank and certain subsidiaries of the Registrant.	S-1	333-191563	10/4/2013	10.26.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
10.27	Second Loan Modification to Senior Loan and Security Agreement, dated June 4, 2013, by and among the Registrant, Silicon Valley Bank and certain subsidiaries of the Registrant.	S-1	333-191563	10/4/2013	10.26.2

10.28	Subordinated Loan and Security Agreement, dated October 18, 2012, by and among the Registrant, Mavenir Holdings, Inc. and Silicon Valley Bank.	S-1	333-191563	10/4/2013	10.27

10.29	Joinder and First Loan Modification to Subordinated Loan and Security Agreement, dated February 13, 2013, by and among the Registrant, Silicon Valley Bank and certain subsidiaries of the Registrant.	S-1	333-191563	10/4/2013	10.27.1

10.30	Second Loan Modification to Subordinated Loan and Security Agreement, dated June 4, 2013, by and among the Registrant, Silicon Valley Bank and certain subsidiaries of the Registrant.	S-1	333-191563	10/4/2013	10.27.2

10.31	Intellectual Property Security Agreement, dated October 18, 2012, by and among the Registrant, Mavenir Holdings, Inc. and Silicon Valley Bank.	S-1	333-191563	10/4/2013	10.28

10.32	Reseller OEM Agreement, dated October 28, 2008, by and between the Registrant and Starent Networks Corp., assigned to Cisco Systems, Inc. as of September 3, 2010 (including amendments and addendums to date).	S-1	333-191563	10/4/2013	10.29

10.33	Extension of Reseller OEM Agreement, dated August 27, 2013, by Cisco Systems, Inc.	S-1	333-191563	10/4/2013	10.29.1

10.34	Loan and Security Agreement (Growth Capital Loan), dated as of June 4, 2013, by and among the Registrant, Silver Lake Waterman Fund, L.P. and certain subsidiaries of the Registrant.	S-1	333-191563	10/4/2013	10.30

10.35†	Executive Bonus Plan.	S-1	333-191563	10/4/2013	10.31

10.36†	Sales Incentive Plan					X

21.1	Subsidiaries of the Registrant.					X

23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.					X

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X

101*	Consolidated financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL.					X

(†)	Management contract, compensatory plan or arrangement.
(*)	The following consolidated financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL: (i) Consolidated Statements of Operations and Comprehensive Loss, (ii) Consolidated Balance Sheets, (iii)Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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