Form 10-Q
period 2014-03-31
MAVENIR SYSTEMS INC
filed 2014-05-08
CIK 1361470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

As of May 2, 2014, there were approximately 24,028,688 shares of the Registrant’s Common Stock outstanding.

Mavenir Systems, Inc.

FORM 10-Q

March 31, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Mavenir Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2014	December 31, 2013
		(as adjusted, see Note 1)
Assets
Current assets:
Cash and cash equivalents	$33,916	$38,930
Accounts receivable, net of allowance of $458 and $587 at March 31, 2014 and December 31, 2013 respectively	18,013	23,641
Unbilled revenue	16,638	11,213
Inventories	5,235	7,109
Prepaid expenses and other current assets	3,455	3,614
Deferred contract costs	6,309	9,313

Total current assets	83,566	93,820
Non-current assets:
Property and equipment, net	4,825	5,054
Intangible assets, net	5,041	5,202
Deposits and other assets	1,376	1,657
Goodwill	840	866

Total assets	$95,648	$106,599

Liabilities and shareholders’ equity:
Current liabilities:
Trade accounts payable	$3,972	$7,152
Accrued liabilities	13,335	11,939
Deferred revenue	12,675	15,785
Income tax payable	597	765

Total current liabilities	30,579	35,641
Non-current liabilities:
Other long-term liabilities	339	3,504
Long-term debt	24,921	23,423

Total liabilities	55,839	62,568

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value. 300,000,000 shares authorized; 23,468,850 shares issued and outstanding at March 31, 2014, respectively; and 23,420,749 shares issued and outstanding at December 31, 2013, respectively	23	23
Additional paid-in capital	155,836	155,198
Accumulated deficit	(116,232)	(112,187)
Accumulated other comprehensive income	182	997

Total shareholders’ equity	39,809	44,031

Total liabilities and shareholders’ equity	$95,648	$106,599

See Notes to Condensed Consolidated Financial Statements

Mavenir Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2014	2013
Revenues
Software products	$23,037	$17,727
Maintenance	5,692	4,711

	28,729	22,438

Cost of revenues
Software products	9,953	6,651
Maintenance	2,744	1,330

	12,697	7,981

Gross profit	16,032	14,457
Operating expenses:
Research and development	6,133	6,122
Sales and marketing	6,871	5,041
General and administrative	5,250	4,991

Total operating expenses	18,254	16,154

Operating loss	(2,222)	(1,697)
Other expense (income):
Interest income	(43)	(5)
Interest expense	783	450
Loss on early extinguishment of debt	1,783	—
Foreign exchange (gain) loss	(795)	1,732

Total other expense (income), net	1,728	2,177

Loss before income tax	(3,950)	(3,874)
Income tax expense	95	420

Net loss	$(4,045)	$(4,294)

Other comprehensive loss
Foreign currency translation adjustments	(815)	(32)

Total comprehensive loss	$(4,860)	$(4,326)

Net loss per common share:
Basic	$(0.17)	$(3.21)

Diluted	$(0.17)	$(3.21)

Weighted average common shares outstanding:
Basic and diluted	23,430	1,338

See Notes to Condensed Consolidated Financial Statements

Mavenir Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2014	2013
Operating activities:
Net loss	$(4,045)	$(4,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	894	492
Amortization of intangible assets	470	354
Amortization of debt discount	101	26
Net change in provision for doubtful accounts	(134)	224
Stock-based compensation expense	617	165
Unrealized foreign currency gain	(1,198)	(41)
Loss on early extinguishment of debt	1,783	—
Changes in operating assets and liabilities:
Accounts receivable	5,659	(4,105)
Unbilled revenue	(5,346)	109
Deposits and other current assets	(185)	439
Inventories	1,874	353
Prepaid expenses	311	(760)
Deferred contract costs	3,010	(5,235)
Deferred revenue	(3,090)	6,205
Accounts payable and accrued liabilities	(5,180)	143

Net cash used in operating activities	(4,459)	(5,925)

Investing activities:
Purchases of property and equipment	(984)	(913)

Net cash used in investing activities	(984)	(913)

Financing activities:
Borrowing from long-term debt	25,000	—
Borrowing from line of credit	—	9,500
Repayments of long-term debt	(15,000)	—
Repayments of line of credit borrowing	(10,000)	—
Exercise of options to purchase common stock	21	4

Net cash provided by financing activities	21	9,504

Effect of foreign currency exchange rate changes on cash and cash equivalents	408	500

Net (decrease) increase in cash and cash equivalents	(5,014)	3,166
Cash and cash equivalents at beginning of period	38,930	7,402

Cash and cash equivalents at end of period	$33,916	$10,568

Supplemental cash flow information:
Cash paid for interest	$817	$347

Income tax payments, net	$144	$92

See Notes to Condensed Consolidated Financial Statements

Mavenir Systems, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Description of the Business and Basis of Presentation

Throughout these condensed consolidated financial statements, Mavenir Systems, Inc. is referred to as “Mavenir,” the “Company,” “we,” “us” and “our.”

Description of Business

Mavenir was originally formed as a limited liability company on April 26, 2005. We were incorporated under the laws of Texas in August 2005, and subsequently incorporated under the laws of Delaware in March 2006.

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

We are headquartered in Richardson, Texas and have research and development personnel located at our wholly-owned subsidiaries in China and India. Additionally, we have a sales and operations presence in Asia Pacific (“APAC”) and the Europe, Middle East and Africa region (“EMEA”).

Basis of Presentation and Consolidation

The unaudited interim financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our consolidated financial position as of March 31, 2014 and our results of operations and cash flows for the three months ended March 31, 2014 and 2013. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other future annual or interim period. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on February 21, 2014.

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from management’s estimates.

Revision of Prior Period Financial Statements and Out-Of-Period Adjustment

During our review of the three months ended March 31, 2014, we identified a non-cash error that originated in prior periods. The error related to performance-based warrants issued to a channel partner in 2008, earned in 2011 and exercised in April of 2014. The achievement of the performance milestone occurred in 2011 and would have resulted in a reduction to revenue of $1.3 million in 2011. We assessed the materiality of this error in accordance with the SEC guidance on considering the effects of prior period misstatements based on an analysis of quantitative and qualitative factors. Based on this analysis, we determined that the error was immaterial to the prior reporting periods affected and, therefore, amendments of reports previously filed with the SEC were not required. However, we have concluded that correcting the error in our 2014 financial statements would materially impact our results for the quarter ended March 31, 2014 and the year ending December 31, 2014. Accordingly, we have reflected the correction of this prior period error in the period in which it originated and revised our consolidated balance sheet as of December 31, 2013, as presented in this Quarterly Report on Form 10-Q. In addition, a reduction to accumulated deficit will be reflected as an adjustment to the beginning balance for the earliest year presented in the financial statements included in our Annual Report on Form 10-K for the year ending December 31, 2014.

The effect of the immaterial correction on the consolidated balance sheet as of December 31, 2013 is as follows (in thousands):

	As Reported	Correction	As Revised
Other shareholders’ equity	$1,020	$—	$1,020
Additional paid-in capital	153,878	1,320	155,198
Accumulated deficit	(110,867)	(1,320)	$(112,187)

Total shareholders’ equity	$44,031	$—	$44,031

2. Summary of Significant Accounting Policies

Significant Accounting Policies

Our significant accounting policies and others are presented in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 21, 2014. The policies include significant estimates made by management using information available at the time the estimates are made. However, these estimates could change materially if different information or assumptions were used.

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

This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. We evaluate transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended March 31, 2014 and 2013 or for the year ended December 31, 2013.

Our financial instruments consist primarily of cash and cash equivalents, billed accounts receivable, accounts payable and debt. The carrying amounts of financial instruments, other than the debt instruments, are representative of their fair values due to their short maturities. Our debt agreements are considered level 2 instruments and bear interest at market rates and thus management believes their carrying amounts approximate fair value.

We do not have any other financial or non-financial assets or liabilities that would be characterized as Level 2 or Level 3 instruments.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated Useful Life	March 31, 2014	December 31, 2013
Computer software	3 years	$5,056	$5,046
Computer and lab equipment	3 years	9,531	8,917
Other equipment	2-5 years	1,534	1,468

Property and equipment, gross		16,121	15,431
Less: accumulated depreciation		(11,296)	(10,377)

Property and equipment, net		$4,825	$5,054

Depreciation expense of property and equipment totaled $0.9 million for the three months ended March 31, 2014, compared to $0.5 million for the same period in 2013.

5. Long-term Debt

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2014	2013
Silicon Valley Bank senior loan	$25,000	$—
Silicon Valley Bank subordinated loan	—	10,000
Silver Lake Waterman subordinated loan	—	15,000
Discount related to issuance of warrants	(79)	(1,577)

Long-term debt	$24,921	$23,423

Silicon Valley Bank Subordinated and Senior Loans

On October 18, 2012, we entered into loan agreements with Silicon Valley Bank (“SVB”). Under the agreements, we obtained two loans totaling $32.5 million (the “Old SVB Loans”). In February 2013, we amended the Old SVB Loans to join certain of our subsidiaries, including our non-U.S. subsidiaries, as co-borrowers. We also amended our minimum tangible net worth covenant. The Old SVB Loans included a $22.5 million Senior Loan (“Senior Loan”) secured by substantially all of our assets, including intellectual property. The Senior Loan had a three-year term at a floating rate of 1% above the U.S. prime rate, subject to a minimum interest rate of 4.25%. Under the terms of the agreement, we could draw up to 80% of eligible trade receivables up to $15.0 million, with the remaining $7.5 million generally available for working capital and cash management purposes. We also obtained a $10.0 million Subordinated Loan, also secured by substantially all of our assets including intellectual property that had a three-year term at a fixed rate of 11%. The Old SVB Loans were replaced by an amended and restated loan and security agreement (“Amended and Restated Agreement”) that we entered into with SVB on March 6, 2014, as discussed below.

On March 6, 2014 we entered into an Amended and Restated Agreement with SVB to replace our $22.5 million Senior Loan facility with SVB. The Amended and Restated Agreement includes a five-year term loan of $25.0 million (“Term Loan”), a $15.0 million secured revolving line of credit (“Revolver”) and a $5 million secured line for letters of credit, foreign exchange and cash management services. The Term Loan has an initial floating interest rate of 2.75% above the U.S. prime rate, subject to a minimum interest rate of 4.25% and is secured by substantially all of our assets, including intellectual property. At March 31, 2014, the interest rate was 6.0%. After the achievement of the one of the two performance triggers described in the following sentence, the interest rate will be reduced to 2.25% above the U.S. prime rate; after the achievement of the second performance trigger the interest rate will be further reduced to 1.75% above the U.S. prime rate. The performance triggers are the following: (i) our achievement, on a consolidated basis, of positive EBITDA (as defined in the loan agreement) for two consecutive fiscal quarters, and (ii) the completion of an equity offering resulting in net proceeds to the Company of at least $50 million. The Term Loan provides for monthly payments of interest only until April 1, 2015; thereafter we are required to repay the outstanding principal amount in 48 monthly installments. The Term Loan has a maturity of March 1, 2019. If we prepay the Term Loan within one year of the Amended and Restated Loan Agreement, we will have to pay a prepayment premium of $250,000; thereafter, the Term Loan may be prepaid without penalty.

Under the Revolver, we may draw up to 80% of eligible domestic trade receivables, 70% of eligible foreign trade receivables and 35% of eligible accrued but unbilled accounts up to a maximum of $15.0 million. The Revolver has a three-year term and bears interest at a floating interest rate of 1% above the U.S. prime rate, subject to a minimum interest rate of 4.25% and is secured by substantially all of our assets, including intellectual property. We are also required to pay an unused facility fee, monthly in arrears, of 0.25% per annum of the unused amount of the Revolver. The Revolver may be prepaid at any time without penalty. As of March 31, 2014, we had no borrowings outstanding on the Revolver.

As of March 5, 2014, we had approximately $0.3 million in deferred costs and $0.2 million in debt discount related to the Old SVB Loans on our condensed consolidated balance sheet. In accordance with Accounting Standards Codification 470, Debt (“ASC 470”), we recorded a $0.3 million loss on early extinguishment of debt related to the Amended and Restated Agreement.

The Amended and Restated Agreement contains certain restrictive covenants, and requires us to maintain a minimum liquidity ratio and other earnings related amounts as defined in the Amended and Restated Agreement. At March 31, 2014, we were in compliance with all covenants applicable to us under the Amended and Restated Agreement. The Amended and Restated Agreement also contains usual and customary events of default, the occurrence of which may result in all outstanding amounts under the loan agreements becoming due and payable immediately, and they also impose an interest penalty of an additional 5% above the otherwise applicable interest rate at any time when an event of default is continuing. As of March 31, 2014, we were in compliance with all covenants under the Amended and Restated Agreement.

Silver Lake Waterman Growth Capital Loan

On March 5, 2014, we paid off the entire balance of our $15.0 million subordinated term loan (“Silver Lake Loan”) with Silver Lake Waterman Fund (“Silver Lake”) using funds from our initial public offering.

As of March 5, 2014, we had approximately $0.2 million in deferred costs and $1.3 million in debt discount related to the Silver Lake Loan on our condensed consolidated balance sheet. The entire $1.5 million was recognized during the three months ended March 31, 2014, as a loss on early extinguishment of debt related to the payoff of the Silver Lake Loan on March 5, 2014.

6. Contingencies

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

7. Stockholders’ Equity

Stock Option Plan

We have two stock option plans: the Amended and Restated 2005 Stock Plan (the “2005 Plan”), and the Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”). In January 2013, we terminated the 2005 Plan and provided that no further stock awards were to be granted under the 2005 Plan and adopted the 2013 Plan as a continuation of and successor to the 2005 Plan. Upon our initial public offering (“IPO”), all shares that were reserved under the 2005 Plan but not issued were assumed by the 2013 Plan. All outstanding stock awards under the 2005 Plan continue to be governed by the existing terms. Under the 2013 Plan, we have the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock, restricted stock units, performance units and/or performance shares. Additionally, the 2013 Plan provides for the grant of performance cash awards to employees, directors and consultants. The ISOs and NSOs will be granted at a price per share not less than the fair value at date of grant. Options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest monthly thereafter. Options granted generally are exercisable up to 10 years from the date of grant.

Awards granted under the 2005 Plan may be immediately exercisable, but not vested, and are subject to a right of repurchase by us (at our option) at the lower of the original exercise price or fair market value for all unvested restricted shares at the termination of service. At March 31, 2014, options that were exercisable amounted to 2,183,282 shares with a weighted average exercise price of $1.85 and weighted average remaining contractual term of 5.9 years and intrinsic value of $35.0 million. At March 31, 2014, there were 1,211,943 common shares available for future grants under the 2013 Plan.

To determine the weighted average fair value of stock options granted, we used the Black-Scholes option-pricing model with the following weighted average assumptions during the periods presented:

	Three months ended March 31,
	2014	2013
Expected dividend yield	0%	0%
Risk-free interest rate (U.S. Treasury)	2.0%	2.0%
Expected term	6.3 years	6.3 years
Expected volatility	60.7%	60.0%

The fair value of all the awards granted is amortized to expense on a straight-line basis over the requisite service periods, which are generally the vesting periods. We granted stock options with a weighted-average grant date fair value during the three months ended March 31, 2014 of $9.60 per share.

The following table summarizes the stock option activity for the three months ended March 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of January 1, 2014	3,287,272	$3.86
Granted	1,016,692	16.49
Exercised	(3,751)	5.65
Forfeited or expired	(58,960)	4.21

Outstanding as of March 31, 2014	4,241,253	$6.88	7.70	$46,733

The following table presents our share-based compensation resulting from equity awards that we recorded in our condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended March 31,
	2014	2013
Cost of revenues	$78	$—
Research and development	98	—
Sales and marketing	130	—
General and administrative	311	165

Total	$617	$165

Warrant Exercise

In March of 2014, we issued 44,340 shares of our common stock to SVB upon the exercise in full of a warrant held by SVB. The warrant gave SVB the right to purchase up to 64,286 shares of our common stock at $5.11 per share. The warrant was exercised on a “cashless” basis pursuant to the terms of the agreement with SVB.

8. Net Loss Per Share

We calculate basic net (loss) per share by dividing net (loss) attributable for the period by the weighted average number of shares of common stock outstanding during the period. Diluted, net (loss) per share is computed by giving effect to all potential weighted average diluted common stock, including options and warrants, using the treasury stock method.

The computation of basic and diluted net (loss) per share is as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2014	2013
Net loss	$(4,045)	$(4,294)
Basic common shares:
Weighted average number of shares outstanding	23,430	1,338
Diluted common shares:
Weighted average shares used to compute diluted net loss per share	23,430	1,338
Net loss per share attributable to common stockholders:
Basic	$(0.17)	$(3.21)

Diluted	$(0.17)	$(3.21)

We excluded certain shares from the computation of diluted net (loss) per share because the effect of these shares would have been anti-dilutive:

	Three months ended March 31,
	2014	2013
Convertible preferred stock	—	16,452,467
Stock options	1,487,155	2,546,204
Warrants	1,168,491	1,235,633

9. Income Taxes

We base our provision for income taxes in our interim condensed consolidated financial statements on estimated annual effective tax rates in the tax jurisdictions where we operate. We monitor the assumptions used in estimating the annual effective tax rate and make adjustments, if required, throughout the year. If actual results differ from the assumptions used in estimating our annual effective income tax rate, future income tax expense could be materially affected. For the three months ended March 31, 2014, total income tax expense is approximately $0.1 million on a worldwide basis compared with total income tax expense of approximately $0.4 million for the three months ended March 31, 2013. The difference is due primarily to discrete items recognized in the current quarter related to foreign taxes.

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

Our net deferred tax asset is offset by a valuation allowance since such amounts are not considered realizable on a more-likely-than-not basis. We have not accrued a provision for income taxes on undistributed earnings of approximately $11.5 million of certain non-U.S. subsidiaries, as of March 31, 2014 since such earnings are likely to be reinvested indefinitely. If the earnings were distributed, we would be subject to U.S. federal income and foreign withholding taxes. Determination of an unrecognized deferred income tax liability with respect to such earnings is not practicable.

10. Segment and Geographic Information

Operating segments are defined as components of an enterprise in which separate financial information is available that is evaluated regularly by the chief operating decision makers, in deciding how to allocate resources and in assessing performance. Our chief operating decision-makers (i.e., our chief executive officer and his direct reports) review financial information presented on a condensed consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of allocating resources and evaluating financial performance. We have concluded that we operate in one segment and have provided the required enterprise-wide disclosures.

For the three months ended March 31, 2014, four of our customers (AT&T, Deutsche Telekom, T-Mobile USA and Vodafone) together accounted for 62% of our total revenue. For the three months ended March 31, 2013, four of our customers (AT&T, Deutsche Telekom, T-Mobile USA and Vodafone) together accounted for 52% of our total revenue. No other customer accounted for more than 10% of our total revenues for the three months ended March 31, 2014 and 2013. Revenues by geographic area are based on the deployment site location of the end customers. The following tables present our revenues and long-lived assets by geographic region (in thousands):

Net revenue

	Three months ended March 31,
	2014	2013
North America	$13,635	$8,430
EMEA	12,422	7,539
APAC	2,672	6,469

Consolidated Total	$28,729	$22,438

Long-Lived Assets

	March 31,	December 31,
	2014	2013
North America	$8,221	$8,475
EMEA	1,798	1,888
APAC	687	759

Consolidated Total	$10,706	$11,122

11. Subsequent Events

Warrant Exercise

In April of 2014, we issued 555,034 shares of our common stock to a wholly-owned subsidiary of Cisco Systems, Inc. (“Cisco”) upon the exercise in full of a warrant held by Cisco. The warrant gave Cisco the right to purchase up to 898,284 shares of our common stock at $6.6794 per share. The warrant was exercised on a “cashless” basis pursuant to the terms of the agreement with Cisco.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013 (which we refer to as our 2013 Form 10-K).

Throughout our Management’s Discussion and Analysis (“MD&A”), we refer to Mavenir Systems, Inc. as “Mavenir,” the “Company,” “we,” “us” and “our.” Throughout our MD&A, where we provide discussion of the three months ended March 31, 2014, and we provide data for the same period in the prior year, we refer to the prior period as “2013.”

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

Given these risks and uncertainties, you should not place undue reliance on these forward-looking statements. Our forward-looking statements are based on the beliefs and assumptions of our management based on information currently available to management, and are not guarantees of future performance or development. All of our forward-looking statements are subject to risks, uncertainties and other important factors, some of which are outside our control, which could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included under Part I, Item 1A of our 2013 Form 10-K and those risks discussed in other documents we file with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We sell our solutions principally to wireless mobile service providers globally through our direct sales force or strategic third-party reseller partners. For the three months ended March 31, 2014 and 2013, 55% and 64% of our revenue came from outside of the United States.

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

GAAP financial highlights for the three months ended March 31, 2014 include:

•	For the three months ended March 31, 2014, we generated revenues of $28.7 million, representing growth of 28.0% over the same period in 2013.

•	Revenues from our Voice and Video product group increased by 324.3% for the three months ended March 31, 2014 compared to the same period in 2013.

•	We experienced revenue growth of 61.7% in the Americas region and 64.8% in the Europe, Middle East and Africa region, compared with a revenue decrease of 58.7% in the Asia-Pacific region, for the three months ended March 31, 2014, compared to the same period in 2013.

Non-GAAP financial highlights for the three months ended March 31, 2014 include:

•	Non-GAAP gross profit increased in absolute dollars to $16.3 million, or 56.9% of revenue, compared to $14.6 million, or 64.9% of revenue, over the same period in 2013.

•	Non-GAAP operating loss decreased to $(0.2) million, compared to $(0.7) million over the same period in 2013.

•	Non-GAAP net loss decreased to $(1.1) million, compared to $(1.6) million over the same period in 2013.

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

We believe that the assumptions and estimates associated with revenue recognition, income taxes and stock-based compensation have the greatest potential impact on our condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Form 10-K.

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

	Three months ended March 31,
	2014	2013
Revenues	$28,729	$22,438
Gross Profit Margin	55.8%	64.4%
Operating Loss	(2,222)	(1,697)
Cash and Cash Equivalents	33,916	10,568
Cash used in Operations	(4,459)	(5,925)

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

The following table presents our stock-based compensation expense resulting from stock options that we recorded in our condensed consolidated statement of operations and comprehensive loss for the periods presented (in thousands):

	Three months ended March 31,
	2014	2013
Cost of revenues	$78	$—
Research and development	98	—
Sales and marketing	130	—
General and administrative	311	165

Total	$617	$165

Net Interest Expense

Net interest expense consists of the difference between interest income and interest expense. Interest income represents interest received on our cash and cash equivalents. Interest expense is due to commercial loans. See “Liquidity and Capital Resources” elsewhere in this section.

Income Tax Expense

Income tax expense consists of U.S. federal, state and foreign income taxes. We are required to pay income taxes in certain states and foreign jurisdictions. Historically, we have not been required to pay U.S. federal income taxes due to our accumulated net operating losses. For the three months ended March 31, 2014, we have net operating loss carryforwards available to be utilized in the U.S against future taxable income.

Results of Operations

Three Months Ended March 31, 2014 and 2013

Revenues

	Three Months Ended March 31,				Change
	2014	% of Total Revenue	2013	% of Total Revenue	Amount	%
	(in thousands)
Revenue by type:
Software products	$23,037	80.2%	$17,727	79.0%	$5,310	30.0%
Maintenance	5,692	19.8%	4,711	21.0%	981	20.8%

Total revenues	$28,729	100.0%	$22,438	100.0%	$6,291	28.0%
Revenue by Geographic Area:
Americas	$13,635	47.5%	$8,430	37.6%	$5,205	61.7%
Europe, Middle East and Africa (“EMEA”)	12,422	43.2%	7,539	33.6%	4,883	64.8%
Asia-Pacific (“APAC”)	2,672	9.3%	6,469	28.8%	(3,797)	(58.7%)

Total revenues	$28,729	100.0%	$22,438	100.0%	$6,291	28.0%
Revenue by Product Group:
Voice & Video	$22,611	78.7%	$5,329	23.7%	$17,282	324.3%
Enhanced Messaging	6,118	21.3%	17,109	76.3%	(10,991)	(64.2%)

Total revenues	$28,729	100.0%	$22,438	100.0%	$6,291	28.0%

Revenues increased by 28.0%, or $6.3 million, for the three months ended March 31, 2014, compared to the same period in the prior year. Our revenue growth is from our expansion of existing customer relationships, in particular additional sales opportunities for our solutions generated by successful product launches. Software products revenue grew $5.3 million, or 30.0%, to $23.0 million in the three months ended March 31, 2014 from $17.7 million for the same period in 2013. The increased revenues were primarily from additional volume while our prices were stable. Maintenance revenues increased at a slower pace than our software products for the three months ended March 31, 2014, compared to the same period in the prior year, as growth in this revenue type lags behind the increase in software revenues.

Total revenue from the Americas region grew by $5.2 million, or 61.7%, to $13.6 million for the three months ended March 31, 2014 from $8.4 million for same period in 2013. Revenues in the EMEA region increased $4.9 million, or 64.8%, to $12.4 million for the three months ended March 31, 2014 from $7.5 million for same period in 2013. Revenues in the APAC region decreased $3.8 million, or (58.7%), to $2.7 million for the three months ended March 31, 2014 from $6.5 million for same period in 2013. Revenues in the EMEA and Americas regions increased due to strong sales of Voice and Video solutions in both markets. The decrease in the APAC region was primarily due to a large Enhanced Messaging contract recognized in the first quarter of 2013 that was not recurring in 2014.

Revenue from the Voice and Video product group grew by $17.3 million, or 324.3%, to $22.6 million for the three months ended March 31, 2014 from $5.3 million for same period in 2013. Revenues from Voice and Video products increased, as we generated additional sales opportunities for our next-generation solutions through successful product launches with existing customers and our existing customers rolled out our solutions to larger numbers of subscribers. Revenues from Enhanced Messaging products decreased by $11.0 million, or 64.2%, to $6.1 million for the three months ended March 31, 2014 from $17.1 million for same period in 2013. Revenues from Enhanced Messaging products decreased due to non-renewal of some of our legacy products and due to the timing of revenue recognition for a significant order made during the three months ended March 31, 2013 in our APAC region, as noted above.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,				Change
	2014	% of Total Revenue	2013	% of Total Revenue	Amount	%
	(in thousands)
Cost of Revenue
Software products	$9,953	78.4%	$6,651	83.3%	$3,302	49.6%
Maintenance	2,744	21.6%	1,330	16.7%	1,414	106.3%

Total	$12,697	100.0%	$7,981	100.0%	$4,716	59.1%
Gross Profit
Software products	$13,084	81.6%	$11,076	76.6%	$2,008	18.1%
Maintenance	2,948	18.4%	3,381	23.4%	(433)	(12.8%)

Total	$16,032	100.0%	$14,457	100.0%	$1,575	10.9%

Our cost of revenue increased $4.7 million, or 59.1%, to $12.7 million for the three months ended March 31, 2014 from $8.0 million for the same period in 2013. Cost of revenue increased due to an increase in our sales volumes, as well as increased operations personnel costs to expand into new markets.

Total gross profit increased $1.6 million, or 10.9%, to $16.0 million for the three months ended March 31, 2014 from $14.5 million for same period in 2013. Gross profit margin decreased to 55.8% for the three months ended March 31, 2014 from 64.4% for same period in 2013. The decrease was primarily due to a greater mix of early phase deployments, which include hardware and lab equipment, which are generally lower margin.

Operating Expenses

	Three Months Ended March 31,				Change
	2014	% of Total Revenue	2013	% of Total Revenue	Amount	%
	(in thousands)
Research and Development	$6,133	21.3%	$6,122	27.3%	$11	0.2%
Sales and Marketing	6,871	23.9%	5,041	22.5%	1,830	36.3%
General and Administrative	5,250	18.3%	4,991	22.2%	259	5.2%

Total	$18,254	63.5%	$16,154	72.0%	$2,100	13.0%

Research and Development

Research and development expenses were essentially unchanged for the three months ended March 31, 2014, compared to the same period in the prior year.

Sales and Marketing

Sales and marketing costs increased by $1.8 million for the three months ended March 31, 2014, compared to the same period in the prior year. The growth in sales and marketing expense was primarily due to an increase in personnel costs and related expense to further enhance direct selling opportunities and to support sales growth into additional geographic areas.

General and Administrative

General and administrative expenses increased by $0.3 million for the three months ended March 31, 2014, compared to the same period in the prior year. The growth in general and administrative expense was primarily due to an increase in personnel costs and related expenses, driven by a headcount increase to support our growth.

Net Interest Expense

	Three Months Ended March 31,				Change
	2014	% of Total Revenue	2013	% of Total Revenue	Amount	%
	(in thousands)
Interest Income	$(43)	(0.1%)	$(5)	0.0%	$(38)	760.0%
Interest Expense	783	2.7%	450	2.0%	333	74.0%

Total Net Interest Expense	$740	2.8%	$445	2.0%	$295	66.3%

Net interest expense increased by $0.3 million for the three months ended March 31, 2014, compared to the same period in the prior year. The increase was attributable to a change in the mix of our debt to a higher average interest rate during the first quarter of 2014 compared to the same period in 2013.

Foreign Exchange

Foreign exchange gain increased by $2.5 million, to a $(0.8) million gain for the three months ended March 31, 2014 compared to a $1.7 million loss for the same period in 2013. This is due to changes in transactional currencies compared to the functional currencies during the respective periods.

Liquidity and Capital Resources

We have funded our operations from 2005 to March 31, 2014 primarily with net proceeds from issuances of preferred stock of approximately $105 million, net proceeds from our initial public offering (“IPO”) of approximately $44.8 million and, to a lesser extent, borrowings under credit facilities.

As of March 31, 2014, our capital resources consisted principally of cash and cash equivalents totaling $33.9 million. Our cash and cash equivalents are comprised primarily of money markets and time deposits.

We restructured our loan arrangement with Silicon Valley Bank during the first quarter of 2014 to reduce our financing costs. We also used a portion of our initial public offering proceeds to repay the $15 million outstanding principal amount under our subordinated loan agreement with Silver Lake Waterman in the first quarter of 2014. Each of these loan arrangements is described below.

Cash continues to be used in operations and we expect that our current loan agreement with Silicon Valley Bank (or refinancings thereof), cash generated from operations and the net proceeds of our IPO will provide cash sufficient to meet our currently anticipated cash requirements for at least the next twelve months.

Our cash flows were as follows:

	Three Months Ended March 31,
	2014	2013	Change
Cash Provided by (Used in)
Operating	$(4,459)	$(5,925)	$1,466
Investing	$(984)	$(913)	$(71)
Financing	$21	$9,504	$(9,483)

Operating Activities

Cash flows from operating activities are an additional measure of our overall business performance, as it enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation, amortization and stock-based compensation expense.

Cash flow used in operating activities during the three months ended March 31, 2014 primarily consisted of a net loss of $(4.0) million as well as working capital requirements and other activities of $(0.5) million as business activity accelerated. The decrease in cash used in operating activities during the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to the $1.8 million non-cash loss on early extinguishment of debt from the refinancing of our debt during the first quarter of 2014.

Investing Activities

Our investing activities have consisted primarily of purchases of equipment, including software.

For the three months ended March 31, 2014, net cash used for investing activities was $1.0 million, compared to $0.9 million for the three months ended March 31, 2013. Capital expenditures increased by $0.1 million during the three months ended March 31, 2014 compared to the same period in the prior year.

Financing Activities

Our financing activities have consisted primarily of the incurrence and repayment of indebtedness under loan arrangements.

For the three months ended March 31, 2014, net cash provided by financing activities was immaterial and consisted of proceeds from option exercises. The decrease in cash provided by financing activities during the three months ended March 31, 2014 compared to the same period in 2013 was mainly due to a decrease in net borrowings compared to the same period in the prior year.

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

Our estimates of the period of time through which our financial resources will be adequate to support our operations and the costs to support research and development and our sales and marketing activities are forward-looking statements and involve risks and uncertainties and actual results could vary materially and negatively as a result of a number of factors, including the factors discussed in the section “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 21, 2014. We have based our estimates on assumptions that may prove to be wrong and we could utilize our available capital resources sooner than we currently expect.

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

Silicon Valley Bank Loan

On March 6, 2014 we entered into an Amended and Restated Loan Agreement with SVB to replace our $22.5 million Senior Loan facility with SVB. The Amended and Restated Loan Agreement includes a five-year term loan of $25.0 million (“Term Loan”), a $15.0 million secured revolving line of credit (“Revolver”) and a $5 million secured line for letters of credit, foreign exchange and cash management services. The Term Loan has an initial floating interest rate of 2.75% above the U.S. prime rate, subject to a minimum interest rate of 4.25% and is secured by substantially all of our assets, including intellectual property. At March 31, 2014, the interest rate was 6.0%. After the achievement of the one of the two performance triggers described in the following sentence, the interest rate will be reduced to 2.25% above the U.S. prime rate; after the achievement of the second performance trigger the interest rate will be further reduced to 1.75% above the U.S. prime rate. The performance triggers are the following: (i) our achievement, on a consolidated basis, of positive EBITDA (as defined in the loan agreement) for two consecutive fiscal quarters, and (ii) the completion of an equity offering resulting in net proceeds to the Company of at least $50 million. The Term Loan provides for monthly payments of interest only until April 1, 2015; thereafter we are required to repay the outstanding principal amount in 48 monthly installments. The Term Loan has a maturity of March 1, 2019. If we prepay the Term Loan within one year of the Amended and Restated Loan Agreement, we will have to pay a prepayment premium of $250,000; thereafter, the Term Loan may be prepaid without penalty.

Under the Revolver, we may draw up to 80% of eligible domestic trade receivables, 70% of eligible foreign trade receivables and 35% of eligible accrued but unbilled accounts up to a maximum of $15.0 million. The Revolver has a three-year term and bears interest at a floating interest rate of 1% above the U.S. prime rate, subject to a minimum interest rate of 4.25% and is secured by substantially all of our assets, including intellectual property. We are also required to pay an unused facility fee, monthly in arrears, of 0.25% per annum of the unused amount of the Revolver. The Revolver may be prepaid at any time without penalty. As of March 31, 2014, we had no borrowings outstanding on our Revolver.

The Amended and Restated Loan Agreement requires us to maintain compliance with the following financial covenants:

•	A minimum liquidity ratio — defined as the sum of our consolidated unrestricted cash and cash equivalents plus eligible net accounts receivable (as defined in the Amended and Restated Loan Agreement) divided by the amount of outstanding obligations to the lender — of 1.35, as measured at the end of each calendar month;

•	A minimum two-quarter rolling EBITDA as follows:

•	$(10.0) million for the quarter ending March 31, 2014;

•	$(7.5) million for the quarters ending June 30, 2014 and September 30, 2014;

•	$(5.0) million for the quarter ending December 31, 2014;

•	$(2.5) million for the quarter ending March 31, 2015;

•	$(1.25) million for the quarter ending June 30, 2015; and

•	$0 for each quarter thereafter.

EBITDA as defined in the Amended and Restated Loan Agreement is permitted to exclude non-cash stock compensation expense, non-cash foreign currency translation expense and other non-cash adjustments made in accordance with GAAP.

The Amended and Restated Loan Agreement contains certain restrictive covenants that limit our ability to, among other things, incur liens on the our assets or incur additional debt, pay dividends, make investments or engage in acquisitions, and that prevent dissolution, liquidation, merger or a sale of our assets without the prior consent of SVB. The agreement also contains usual and customary events of default, the occurrence of which may result in all outstanding amounts under the loan agreement becoming due and payable immediately, and also imposes an interest penalty of an additional 5% above the otherwise applicable interest rate at any time when an event of default is continuing. As of March 31, 2014, we were in compliance with all covenants under the Amended and Restated Agreement.

Contractual Obligations and Commercial Commitments

The following table discloses aggregate information about our contractual obligations and periods in which payments are due as of March 31, 2014:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$6,165	$1,842	$2,788	$1,486	$49
Silicon Valley Bank term loan (1)	25,000	—	12,500	12,500	—

Total	$31,165	$1,842	$15,288	$13,986	$49

(1)	The Silicon Valley Bank term loan matures in March 2019. The initial interest is payable at a floating rate of 2.75% above the U.S prime rate, subject to a minimum interest rate of 4.25%, which was 6.0% at March 31, 2014. We are required to make monthly interest-only payments through March 2015.

Operating leases relate to our office leases for various locations across the globe. We have several office leases expiring at different times through 2019. Our principal office leases are in Richardson, Texas, Reading, UK, Bangalore, India and Shanghai, China.

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

The presentation of non-GAAP net loss, non-GAAP net loss per share, non-GAAP gross profit, non-GAAP operating loss and other non-GAAP financial measures in this report is not meant to be a substitute for “net loss,” “net loss per share,” “gross profit,” “operating loss” or other financial measures presented in accordance with GAAP, but rather should be evaluated in conjunction with such data. Our definition of “non-GAAP net loss,” “non-GAAP net loss per share,” “non-GAAP gross profit,” “non-GAAP operating loss” and other non-GAAP financial measures may differ from similarly titled non-GAAP measures used by other companies and may differ from period to period. In reporting non-GAAP measures in the future, we may make other adjustments for expenses and gains we do not consider reflective of core operating performance in a particular period and may modify “non-GAAP net loss,” “non-GAAP net loss per share,” “non-GAAP gross profit,” “non-GAAP operating loss” and such other non-GAAP measures by excluding these expenses and gains.

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

Non-GAAP net loss per share. We define non-GAAP net loss per share as non-GAAP net income divided by the non-GAAP weighted average common shares outstanding, which assumes the conversion of preferred shares at the beginning of the period.

Mavenir Systems, Inc. and Subsidiaries

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Software Products
Revenue	$23,037	$17,727
Cost of Revenue	9,953	6,651
Amortization and Depreciation	234	116
Stock Based Compensation	78	—
Gross Profit (GAAP)	13,084	11,076
Gross Profit (Non-GAAP)	13,396	11,192
Maintenance
Revenue	5,692	4,711
Cost of Revenue	2,744	1,330
Gross Profit (GAAP)	2,948	3,381
Gross Profit (Non-GAAP)	2,948	3,381
Total Revenue	28,729	22,438
Total Gross Profit (GAAP)	16,032	14,457
Gross Profit Margin % (GAAP)	55.8%	64.4%
Gross Profit (Non-GAAP)	16,344	14,573
Gross Profit Margin % (Non-GAAP)	56.9%	64.9%
Operations Expenses
R&D (GAAP)	6,133	6,122
Amortization and Depreciation	574	233
Stock Based Compensation	98	—

R&D (Non-GAAP)	5,461	5,889
S&M (GAAP)	6,871	5,041
Amortization and Depreciation	—	—
Stock Based Compensation	130	—

S&M (Non-GAAP)	6,741	5,041
G&A (GAAP)	5,250	4,991
Amortization and Depreciation	556	497
Stock Based Compensation	311	165

G&A (Non-GAAP)	4,383	4,329
Total Operating Expenses (GAAP)	18,254	16,154
Operating Expenses (Non-GAAP)	16,585	15,259
Operating Loss (GAAP)	$(2,222)	$(1,697)
Net Interest	740	445
Loss on early extinguishment of debt	1,783	—
Foreign exchange (gain)/loss	(795)	1,732
Taxes	95	420

Net Loss (GAAP)	$(4,045)	$(4,294)
Operating Loss (Non-GAAP)	$(241)	$(686)
Net Interest	740	445
Taxes	95	420

Net Loss (Non-GAAP)	$(1,076)	$(1,551)

Mavenir Systems, Inc. and Subsidiaries

Non-GAAP Net Loss Per Share

(all shares are weighted average outstanding for period presented)

(In thousands, except share and per share data)

(Unaudited)

	Three months ended March 31,
	2014	2013
GAAP weighted average common shares outstanding	23,429,820	1,338,211
Conversion of preferred shares *	—	16,452,467

Adjusted weighted average common shares outstanding	23,429,820	17,790,678
Non-GAAP net loss	$(1,076)	$(1,551)
Non-GAAP net loss per share	$(0.05)	$(0.09)

*	Assumes conversion of preferred shares at beginning of period

Implications of Being an Emerging Growth Company

As an emerging growth company, as defined under the Jumpstart Our Business Startups Act of 2012 (JOBS Act), we are subject to certain reduced reporting requirements as a public company. For example, until we are no longer an emerging growth company, we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and we will be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the independent registered public accounting firm’s report on financial statements. We could remain an emerging growth company until as late as December  31, 2018 (the fiscal year-end following the fifth anniversary of our IPO).

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

Foreign Currency Exchange Risk

We have significant international operations with subsidiaries and operations in eight countries outside of the U.S. and as such we face exposure to adverse movements in foreign currency exchange rates. While these exposures may change over time as business practices evolve, adverse movements in foreign currency exchange rates may have a material adverse impact on our financial results. Our primary exposures have been related to non-U.S. dollar-denominated net operating income or net operating losses. As a consequence, our results of operations would generally be adversely affected by an increase in the value of the U.S. dollar relative to the currencies of the countries in which we are profitable and a decrease in the value of the U.S. dollar relative to the currencies of the countries in which we are not profitable. However, based on the locations of our international operations and the amount of our operating results denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates as of March 31, 2014, to have a material effect on our financial position or results of operations. If and when our international business grows substantially, relative to our U.S. business, the net exposure is likely to increase as will the impact of foreign exchange rate movements.

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

We recorded a $0.8 million net transaction gain for the three months ended March 31, 2014, compared to a loss of $1.7 million for the same period in 2013.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of March 31, 2014, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon the evaluation, and due to the presence of the material weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2013, our chief executive officer and chief financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level.

Previously Reported Material Weakness

Our management concluded that our internal control over financial reporting was ineffective as of December 31, 2013, because a material weakness existed in our internal control over financial reporting related to the period-end financial close and reporting process, which resulted in the failure to record certain entries and adjustments during the year-end closing and consolidation process. Specifically, this material weakness was the result of the following:

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

As part of ongoing efforts to improve the design and operating effectiveness of our internal control environment and remediate this material weakness over financial reporting, we have provided training on how to document reviews to a level of precision sufficient to reduce the risk of error to an acceptable level. We are currently implementing a system that will interface with our general ledger and allow us to set up automated rules to ensure all accounts that meet the criteria are reconciled and journal entries are reviewed and approved in accordance with our policy. We currently estimate the reconciliation module to be fully implemented and in place by June 30, 2014 and the journal entry module to be completed in the last half of 2014. Additionally, we have begun the documentation and initial testing of our internal control over financial reporting. Management expects remediation efforts to continue throughout 2014 to continue to improve our internal control over financial reporting.

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

Item 1A Risk Factors

There have been no material changes in risk factors from those disclosed in Part 1, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the Securities and Exchange Commission, or SEC, on February 21, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

During the three months ended March 31, 2014, we issued 44,340 shares of our common stock to Silicon Valley Bank (“SVB”) upon the exercise in full of a warrant held by SVB. The warrant gave SVB the right to purchase up to 64,286 shares of our common stock at $5.11 per share. The warrant was exercised on a “cashless” basis pursuant to the terms of the agreement with SVB. The warrant was exercised in full and is no longer outstanding.

The shares of common stock were issued pursuant to exemptions from registration under Section 3(a)(9) and Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as a transaction by an issuer involving an exchange of securities for no additional consideration and not involving any public offering. The shares of common stock issued to SVB upon the exercise of the warrant have not been registered under the Securities Act and may not be offered or sold in the United States in the absence of an effective registration statement or an exemption from the registration requirements under the Securities Act.

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

On November 19, 2013, we repaid $10.0 million outstanding under our senior loan with SVB. On March 5, 2014, we repaid the full $15.0 million amount outstanding under our subordinated loan agreement with Silver Lake Waterman Fund (“Silver Lake”). Outside of this repayment to Silver Lake, there has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on November  7, 2013 pursuant to Rule 424(b).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

10.1	Amended and Restated Executive Employment Agreement, dated December 18, 2012, between the Registrant and Ashok Khuntia.					X

10.2	Amended and Restated Loan and Security Agreement, dated March 6, 2014 by and among the Registrant, certain subsidiaries thereof and Silicon Valley Bank.	8-K	001-36171	3/10/2014	10.1

10.3	Amended and Restated Employee Stock Purchase Plan.					X

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X

101**	Condensed Consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL.	—	—	—	—	X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.
**	The following condensed consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, formatted in XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

Dated: May 7, 2014

Mavenir Systems, Inc.

By	/s/ Terry Hungle
Terry Hungle
Chief Financial Officer
Principal financial officer and duly authorized signatory

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith

10.1	Amended and Restated Executive Employment Agreement, dated December 18, 2012, between the Registrant and Ashok Khuntia.					X

10.2	Amended and Restated Loan and Security Agreement, dated March 6, 2014 by and among the Registrant, certain subsidiaries thereof and Silicon Valley Bank.	8-K	001-36171	3/10/2014	10.1

10.3	Amended and Restated Employee Stock Purchase Plan.					X

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X

101**	Condensed Consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL.	—	—	—	—	X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.
**	The following condensed consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, formatted in XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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