Form 10-Q
period 2014-06-30
MAVENIR SYSTEMS INC
filed 2014-07-28
CIK 1361470

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

As of July 23, 2014, there were approximately 24,690,988 shares of the Registrant’s Common Stock outstanding.

Mavenir Systems, Inc.

FORM 10-Q

June 30, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Mavenir Systems, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2014	2013
	(Unaudited)	(as adjusted, see Note 1)
Assets
Current assets:
Cash and cash equivalents	$24,772	$38,930
Accounts receivable, net of allowance of $235 and $587 at June 30, 2014 and December 31, 2013, respectively	29,683	23,641
Unbilled revenue	13,418	11,213
Inventories	3,633	7,109
Prepaid expenses and other current assets	3,742	3,614
Deferred contract costs	5,955	9,313

Total current assets	81,203	93,820
Non-current assets:
Property and equipment, net	5,849	5,054
Intangible assets, net	4,890	5,202
Deposits and other assets	1,350	1,657
Goodwill	870	866

Total assets	$94,162	$106,599

Liabilities and shareholders’ equity:
Current liabilities:
Trade accounts payable	$4,066	$7,152
Accrued liabilities	11,435	11,939
Deferred revenue	11,351	15,785
Income tax payable	483	765
Current portion of long term debt	1,563	—

Total current liabilities	28,898	35,641
Non-current liabilities:
Uncertain tax positions	2,823	3,153
Other long-term liabilities	431	351
Long-term debt	23,365	23,423

Total liabilities	55,517	62,568

Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value. 300,000,000 shares authorized; 24,659,338 and 23,420,759 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	24	23
Additional paid-in capital	157,786	155,198
Accumulated deficit	(120,123)	(112,187)
Accumulated other comprehensive income	958	997

Total shareholders’ equity	38,645	44,031

Total liabilities and shareholders’ equity	$94,162	$106,599

See Notes to Condensed Consolidated Financial Statements

Mavenir Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues
Software products	$27,155	$19,537	$50,192	$37,264
Maintenance	6,132	6,215	11,824	10,926

	33,287	25,752	62,016	48,190

Cost of revenues
Software products	11,912	10,763	21,865	17,414
Maintenance	2,943	1,497	5,687	2,827

	14,855	12,260	27,552	20,241

Gross profit	18,432	13,492	34,464	27,949
Operating expenses:
Research and development	7,190	5,376	13,323	11,498
Sales and marketing	8,228	4,615	15,099	9,656
General and administrative	5,244	4,370	10,494	9,361

Total operating expenses	20,662	14,361	38,916	30,515

Operating loss	(2,230)	(869)	(4,452)	(2,566)
Other expense (income):
Interest and other income	(18)	(3)	(61)	(8)
Interest and other expense	425	665	1,208	1,115
Loss on early extinguishment of debt	—	—	1,783	—
Foreign exchange loss	849	912	54	2,644

Total other expense (income), net	1,256	1,574	2,984	3,751

Loss before income tax	(3,486)	(2,443)	(7,436)	(6,317)
Income tax expense	405	1,198	500	1,618

Net loss	$(3,891)	$(3,641)	$(7,936)	$(7,935)

Other comprehensive income (loss)
Foreign currency translation adjustments	776	(70)	(39)	(102)

Total comprehensive loss	$(3,115)	$(3,711)	$(7,975)	$(8,037)

Net loss per common share:
Basic	$(0.16)	$(2.72)	$(0.33)	$(5.93)

Diluted	$(0.16)	$(2.72)	$(0.33)	$(5.93)

Weighted average common shares outstanding:
Basic and diluted	24,171	1,341	23,800	1,339

See Notes to Condensed Consolidated Financial Statements

Mavenir Systems, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2014	2013
Operating activities:
Net loss	$(7,936)	$(7,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	1,634	1,082
Amortization of intangible assets	975	712
Amortization of debt discount	108	87
Net change in allowance for doubtful accounts	(312)	301
Stock-based compensation expense	1,714	300
Unrealized foreign currency loss (gain)	(1,437)	955
Loss on early extinguishment of debt	1,783	—
Changes in operating assets and liabilities:
Accounts receivable	(5,536)	(4,416)
Unbilled revenue	(1,976)	2,072
Deposits and other current assets	(189)	(146)
Inventories	3,475	(1,712)
Prepaid expenses	111	(1,806)
Deferred contract costs	3,469	(2,791)
Deferred revenue	(4,596)	1,346
Accounts payable and accrued liabilities	(4,204)	1,776

Net cash used in operating activities	(12,917)	(10,175)

Investing activities:
Purchases of property and equipment	(3,018)	(1,413)

Net cash used in investing activities	(3,018)	(1,413)

Financing activities:
Borrowings from long-term debt	25,000	15,000
Borrowings from line of credit	—	12,000
Repayments of long-term debt	(15,000)	—
Repayments of line of credit borrowing	(10,000)	(2,000)
Exercise of options and warrants to purchase common stock	873	7

Net cash provided by financing activities	873	25,007

Effect of foreign currency exchange rate changes on cash and cash equivalents	904	(368)

Net (decrease) increase in cash and cash equivalents	(14,158)	13,051
Cash and cash equivalents at beginning of period	38,930	7,402

Cash and cash equivalents at end of period	$24,772	$20,453

Supplemental cash flow information:
Cash paid for interest	$1,196	$771

Income tax payments, net	$378	$136

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

We are a leading provider of software-based telecommunications networking solutions that enable mobile service providers to deliver internet protocol (IP)-based voice, video, rich communication and enhanced messaging services to their subscribers globally. Our solutions deliver Rich Communication Suite (“RCS”)-based services, which enable enhanced mobile communications such as group text messaging, multi-party voice or video calling and live video streaming as well as the exchange of files or images, over existing 2G and 3G networks as well as next generation 4G Long Term Evolution (“LTE”) networks. Our solutions also deliver voice services over LTE technology and wireless (“Wi-Fi”) networks known respectively as Voice over LTE (“VoLTE”) and Voice over Wi-Fi (“VoWi-Fi”).

We are headquartered in Richardson, Texas, and have research and development personnel located at our wholly-owned subsidiaries in China and India. Additionally, we have a sales and operations presence in the Asia Pacific (“APAC”) and the Europe, Middle East and Africa (“EMEA”) regions.

Basis of Presentation and Consolidation

The unaudited interim financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our consolidated financial position as of June 30, 2014, and our results of operations and cash flows for the three and six months ended June 30, 2014 and 2013. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014, or for any other future annual or interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on February 21, 2014.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. Specifically, the beginning balance of our uncertain tax positions presented in Note 10 is now presented gross, per Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes. There was no change to the presentation on the condensed consolidated balance sheet.

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

2. Summary of Significant Accounting Policies and New Accounting Pronouncements

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers: Topic 606” (“ASU 2014-09”). ASU 2014-09 will enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, reduce the number of requirements which must be considered in recognizing revenue, improve disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized, and provide guidance for transactions that are not currently addressed comprehensively. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods therein, and does not allow for early adoption. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. The Company has not yet begun the evaluation of the impact that the standard will have on its consolidated financial statements and has not yet selected a transition method.

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

This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. We evaluate transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and six months ended June 30, 2014 and 2013 or for the year ended December 31, 2013.

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

We do not have any other financial or non-financial assets or liabilities that would be characterized as Level 2 or Level 3 instruments.

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	Estimated	June 30,	December 31,
	Useful Life	2014	2013
Computer software	3 years	$5,058	$5,046
Computer and lab equipment	3 years	10,673	8,917
Other equipment	2-5 years	2,134	1,468

Property and equipment, gross		17,865	15,431
Less: accumulated depreciation and amortization		(12,016)	(10,377)

Property and equipment, net		$5,849	$5,054

Depreciation expense of property and equipment totaled $0.7 million and $1.6 million for the three and six months ended June 30, 2014, compared to $0.6 million and $1.1 million for the same period in 2013.

5. Accrued liabilities

The following table presents the detail of accrued liabilities as of the periods ending (in thousands):

	June 30,	December 31,
	2014	2013
Accrued payroll	$6,945	$7,221
Accrued expenses on contracts	2,836	1,446
Accrued professional fees	198	136
Other	1,456	3,136

Total accrued liabilities	$11,435	$11,939

6. Long term Debt

Long term debt consists of the following (in thousands):

	June 30,	December 31,
	2014	2013
Silicon Valley Bank senior loan	$25,000	$—
Silicon Valley Bank subordinated loan	—	10,000
Silver Lake Waterman subordinated loan	—	15,000
Discount related to issuance of warrants	(72)	(1,577)

Total debt	24,928	23,423
Less: current portion	1,563	—

Long-term portion	$23,365	$23,423

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

On March 6, 2014 we entered into an Amended and Restated Agreement with SVB to replace our $22.5 million Senior Loan facility with SVB. The Amended and Restated Agreement includes a five-year term loan of $25.0 million (“Term Loan”), a $15.0 million secured revolving line of credit (“Revolver”) and a $5 million secured line for letters of credit, foreign exchange and cash management services. The Term Loan has an initial floating interest rate of 2.75% above the U.S. prime rate, subject to a minimum interest rate of 4.25% and is secured by substantially all of our assets, including intellectual property. At June 30, 2014, the interest rate was 6.0%. After the achievement of the one of the two performance triggers described in the following sentence, the interest rate will be reduced to 2.25% above the U.S. prime rate; after the achievement of the second performance trigger the interest rate will be further reduced to 1.75% above the U.S. prime rate. The performance triggers are the following: (i) our achievement, on a consolidated basis, of positive EBITDA (as defined in the loan agreement) for two consecutive fiscal quarters, and (ii) the completion of an equity offering resulting in net proceeds to the Company of at least $50 million. The Term Loan provides for monthly payments of interest only until April 1, 2015; thereafter we are required to repay the outstanding principal amount in 48 monthly installments. The Term Loan has a maturity of March 1, 2019. If we prepay the Term Loan within one year of the Amended and Restated Loan Agreement, we will have to pay a prepayment premium of $250,000; thereafter, the Term Loan may be prepaid without penalty.

Under the Revolver, we may draw up to 80% of eligible domestic trade receivables, 70% of eligible foreign trade receivables and 35% of eligible accrued but unbilled accounts up to a maximum of $15.0 million. The Revolver has a three-year term and bears interest at a floating interest rate of 1% above the U.S. prime rate, subject to a minimum interest rate of 4.25% and is secured by substantially all of our assets, including intellectual property. We are also required to pay an unused facility fee, monthly in arrears, of 0.25% per annum of the unused amount of the Revolver. The Revolver may be prepaid at any time without penalty. As of June 30, 2014, we had no borrowings outstanding on the Revolver and had $15.0 million available.

As of March 5, 2014, we had approximately $0.3 million in deferred costs and $0.2 million in debt discount related to the Old SVB Loans on our condensed consolidated balance sheet. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470, Debt (“ASC 470”), we recorded a $0.3 million loss on early extinguishment of debt related to the Amended and Restated Agreement.

The Amended and Restated Agreement contains certain restrictive covenants, and requires us to maintain a minimum liquidity ratio and other earnings related amounts as defined in the Amended and Restated Agreement. At June 30, 2014, we were in compliance with all covenants applicable under the Amended and Restated Agreement. The Amended and Restated Agreement also contains usual and customary events of default, the occurrence of which may result in all outstanding amounts under the loan agreements becoming due and payable immediately, and they also impose an interest penalty of an additional 5% above the otherwise applicable interest rate at any time when an event of default is continuing. As of June 30, 2014, we were in compliance with all covenants under the Amended and Restated Agreement.

Silver Lake Waterman Growth Capital Loan

On March 5, 2014, we repaid the balance of our $15.0 million subordinated term loan (“Silver Lake Loan”) with Silver Lake Waterman Fund (“Silver Lake”) using funds from our initial public offering.

As of March 5, 2014, we had approximately $0.2 million in deferred costs and $1.3 million in debt discount related to the Silver Lake Loan on our condensed consolidated balance sheet. The entire $1.5 million was recognized during the six months ended June 30, 2014, as a loss on early extinguishment of debt related to the payoff of the Silver Lake Loan on March 5, 2014.

7. Contingencies

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

8. Stockholders’ Equity

Equity Compensation Plans

We have two stock option plans: the Amended and Restated 2005 Stock Plan (the “2005 Plan”), and the Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”). In January 2013, we terminated the 2005 Plan and provided that no further stock awards were to be granted under the 2005 Plan and adopted the 2013 Plan as a continuation of and successor to the 2005 Plan. Upon our initial public offering (“IPO”), all shares that were reserved under the 2005 Plan but not issued were assumed by the 2013 Plan. All outstanding stock awards under the 2005 Plan continue to be governed by the existing terms. Under the 2013 Plan, we have the ability to issue incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and/or performance shares. Additionally, the 2013 Plan provides for the grant of performance cash awards to employees, directors and consultants. Stock options are granted at a price per share not less than the fair value at date of grant. Stock options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remaining vesting monthly thereafter. Stock options granted generally are exercisable up to 10 years from the date of grant.

At June 30, 2014, there were 1,023,550 common shares available for future grants under the 2013 Plan.

To determine the weighted average fair value of stock options granted, we used the Black-Scholes option-pricing model with the following weighted average assumptions during the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate (U.S. Treasury)	2.0%	2.0%	2.0%	2.0%
Expected term	6.3 years	6.3 years	6.3 years	6.3 years
Expected volatility	61.5%	58.0%	60.9%	58.0%

The fair value of all the awards granted is amortized to expense on a straight-line basis over the requisite service periods, which are generally the vesting periods. We granted stock options with a weighted-average grant date fair value during the six months ended June 30, 2014 of $9.37 per share.

The following table summarizes the stock option activity for the six months ended June 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of January 1, 2014	3,287,272	$3.86
Granted	1,240,267	16.08
Exercised	(392,500)	2.03
Forfeited or expired	(94,142)	9.27

Outstanding as of June 30, 2014	4,040,897	$7.72	7.80	$32,280

Exercisable, as of June 30, 2014	1,945,390	$2.47	6.10	$24,795

The following table presents our share-based compensation resulting from equity awards that we recorded in our condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Cost of revenues	$132	$—	$210	$—
Research and development	220	—	318	—
Sales and marketing	277	—	407	—
General and administrative	468	135	779	300

Total	$1,097	$135	$1,714	$300

Warrant Exercises

In March of 2014, we issued 44,340 shares of our common stock to SVB upon the exercise in full of a warrant held by SVB. The warrant gave SVB the right to purchase up to 64,286 shares of our common stock at $5.11 per share. The warrant was fully exercised on a “cashless” basis pursuant to the terms of the agreement with SVB.

In April 2014, we issued 555,034 shares of our common stock to Cisco Systems, Inc. (“Cisco”) upon the exercise in full of a warrant held by Cisco. The warrant gave Cisco the right to purchase up to 898,294 shares of our common stock at $6.6794 per share on the achievement of certain bookings milestones. The warrant was fully exercised on a “cashless” basis pursuant to the terms of the agreement with Cisco.

In May 2014, we issued 40,871 shares of our common stock to WestRiver Mezzanine Loans, LLC (“WestRiver”) upon the exercise in full of a warrant held by WestRiver. The warrant gave WestRiver the right to purchase up to 64,285 shares of our common stock at $5.11 per share. The warrant was fully exercised on a “cashless” basis pursuant to the terms of the agreement with WestRiver.

In June 2014, we issued 194,606 shares of our common stock to Silver Lake Waterman Fund, L.P. (“Silver Lake”) upon the exercise in full of a warrant held by Silver Lake. The warrant gave Silver Lake the right to purchase up to 194,694 shares of our common stock at $0.007 per share. The warrant was fully exercised on a “cashless” basis pursuant to the terms of the agreement with Silver Lake.

In June 2014, we issued 11,228 shares of our common stock to Comerica Ventures Incorporated (“Comerica”) upon the exercise in full of a warrant held by Comerica. The exercise price was $6.6794 per share, which resulted in proceeds of approximately $0.1 million.

9. Net Loss per Share

We calculate basic net (loss) per share by dividing net (loss) attributable for the period by the weighted average number of shares of common stock outstanding during the period. Diluted, net (loss) per share is computed by giving effect to all potential weighted average diluted common stock, including options and warrants, using the treasury stock method.

The computation of basic and diluted net (loss) per share is as follows (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net loss	$(3,891)	$(3,641)	$(7,936)	$(7,935)
Basic common shares:
Weighted average number of shares outstanding	24,171	1,341	23,800	1,339
Diluted common shares:
Weighted average shares used to compute diluted net loss per share	24,171	1,341	23,800	1,339
Net loss per share attributable to common stockholders:
Basic	$(0.16)	$(2.72)	$(0.33)	$(5.93)

Diluted	$(0.16)	$(2.72)	$(0.33)	$(5.93)

We excluded certain shares from the computation of diluted net (loss) per share because the effect of these shares would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Convertible preferred stock	—	16,452,467	—	16,452,467
Stock options	1,534,657	1,797,470	1,811,782	1,940,408
Warrants	—	1,235,633	—	1,235,635

10. Income Taxes

We base our provision for income taxes in our interim condensed consolidated financial statements on estimated annual effective tax rates in the tax jurisdictions where we operate. We monitor the assumptions used in estimating the annual effective tax rate and make adjustments, if required, throughout the year. If actual results differ from the assumptions used in estimating our annual effective income tax rate, future income tax expense could be materially affected. For the three and six months ended June 30, 2014, total income tax expense is approximately $0.4 million and $0.5 million on a worldwide basis compared with total income tax expense of approximately $1.2 million and $1.6 million for the three and six months ended June 30, 2013. The difference is due primarily to discrete items recognized in the current quarter related to foreign taxes and the benefit realized from changes in our uncertain tax positions as described below.

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

During the current quarter, the company completed a review of certain of its internal accounts and pricing and determined that it has reduced tax exposures, on an overall basis, primarily related to the way we account for certain intercompany transactions relating to management fees, sales support services, research and development services, license fees, or other development costs. These services are offered to and received from various related companies resulting in payables and receivables which are disregarded for our US GAAP financial reporting but are recognized for tax purposes in several jurisdictions. Therefore, the tax treatment of the intercompany transactions has been analyzed in each entity’s jurisdiction and exposures were identified and quantified by jurisdiction. The net effect of the adjustment is approximately $0.3 million and is recorded as a decrease to income tax expense in the current period. The resulting balance of our uncertain tax positions is depicted in the table below, on a gross basis, as of June 30, 2014 (in thousands):

Beginning Balance at January 1, 2014	$4,207
Additions to unrecognized tax benefits taken during the period	—
Additions to unrecognized tax benefits as a result of positions taken in prior periods	2,129
Decrease in unrecognized tax benefits relating to settlements with taxing authorities	—
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	—
Reduction to unrecognized tax benefits as a result of positions taken during the period	(2,235)

Ending Balance at June 30, 2014	$4,101

Total deferred tax assets of approximately $2.9 million were available for offset on identified uncertain tax positions; additional interest and penalties of approximately $1.6 million not reflected on the above roll forward are booked as a component of the total liability for uncertain tax positions. The net impact of the deferred tax asset offsets and interest and penalties result in a net uncertain tax position liability of approximately $2.8 million on our balance sheet.

Our net deferred tax asset is offset by a valuation allowance since such amounts are not considered realizable on a more-likely-than-not basis. We have not accrued a provision for income taxes on undistributed earnings of approximately $12.0 million of certain non-U.S. subsidiaries, as of June 30, 2014 since such earnings are considered to be reinvested indefinitely. If the earnings were distributed, we would be subject to U.S. federal income and foreign withholding taxes. Determination of an unrecognized deferred income tax liability with respect to such earnings is not practicable.

11. Segment and Geographic Information

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

Revenues by geographic area are based on the deployment site location of the end customers. The following tables present our revenues and long-lived assets by geographic region (in thousands):

Net revenue

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
North America	$19,676	$12,906	$33,311	$21,336
EMEA	9,375	10,057	21,797	17,596
APAC	4,236	2,789	6,908	9,258

Consolidated Total	$33,287	$25,752	$62,016	$48,190

Long-Lived Assets

	June 30,	December 31,
	2014	2013
North America	$9,046	$8,475
EMEA	1,694	1,888
APAC	869	759

Consolidated Total	$11,609	$11,122

12. Subsequent Events

Follow-on Public Offering

On July 15, 2014, we filed a Form S-1, in which we are offering to sell 4,090,000 shares of common stock and certain selling stockholders are offering to sell 410,000 shares of common stock.

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

Throughout our Management’s Discussion and Analysis (“MD&A”), we refer to Mavenir Systems, Inc. as “Mavenir,” the “Company,” “we,” “us” and “our.” Throughout our MD&A, where we provide discussion of the three and six months ended June 30, 2014, and we provide data for the same period in the prior year, we refer to the prior period as “2013.”

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

We sell our solutions principally to wireless mobile service providers globally through our direct sales force or strategic third-party reseller partners. For the three and six months ended June 30, 2014, 43% and 48% of our revenue came from outside of the United States and compared to 54% and 59% for the three and six months ended June 30, 2013.

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

GAAP financial highlights for the three months ended June 30, 2014 include:

•	For the three months ended June 30, 2014, we generated revenues of $33.3 million, representing growth of 29.0% over the same period in 2013.

•	Revenues from our Voice and Video product group increased by 113.0% for the three months ended June 30, 2014 compared to the same period in 2013.

•	We experienced revenue growth of 52.5% in the Americas region and 51.9% in the Asia-Pacific region, offset by a revenue decrease of 6.8% in the Europe, Middle East and Africa region, for the three months ended June 30, 2014, compared to the same period in 2013.

Non-GAAP financial highlights for the three months ended June 30, 2014 include:

•	Non-GAAP gross profit increased to $18.8 million, or 56.5% of revenue, compared to $13.6 million, or 52.9% of revenue, over the same period in 2013.

•	Non-GAAP operating income decreased to $0.1 million, compared to $0.2 million over the same period in 2013.

•	Non-GAAP net loss decreased to $1.0 million, from a loss of $1.6 million over the same period in 2013.

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

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenues	$33,287	$25,752	$62,016	$48,190
Gross Profit Margin	55.4%	52.4%	55.6%	58.0%
Operating Loss	(2,230)	(869)	(4,452)	(2,566)
Cash and Cash Equivalents	24,772	20,453	24,772	20,453
Cash used in Operations	(8,458)	(4,250)	(12,917)	(10,175)

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

The following table presents our stock-based compensation expense resulting from stock options that we recorded in our condensed consolidated statement of operations and comprehensive loss for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Cost of revenues	$132	$—	$210	$—
Research and development	220	—	318	—
Sales and marketing	277	—	407	—
General and administrative	468	135	779	300

Total	$1,097	$135	$1,714	$300

Net Interest Expense

Net interest expense consists of the difference between interest income and interest expense. Interest income represents interest received on our cash and cash equivalents. Interest expense is due to commercial loans. See “Liquidity and Capital Resources” elsewhere in this section.

Income Tax Expense

Income tax expense consists of U.S. federal, state and foreign income taxes. We are required to pay income taxes in certain states and foreign jurisdictions. Historically, we have not been required to pay U.S. federal income taxes due to our accumulated net operating losses. For the three and six months ended June 30, 2014, we have net operating loss carryforwards available to be utilized in the U.S against future taxable income.

Results of Operations

Three Months Ended June 30, 2014 and 2013

Revenues

	Three Months Ended June 30,
		% of Total		% of Total	Change
	2014	Revenue	2013	Revenue	Amount	%
	(in thousands)
Revenue by type:
Software products	$27,155	81.6%	$19,537	75.9%	$7,618	39.0%
Maintenance	6,132	18.4%	6,215	24.1%	(83)	(1.3%)

Total revenues	$33,287	100.0%	$25,752	100.0%	$7,535	29.3%
Revenue by Geographic Area:
Americas	$19,676	59.1%	$12,906	50.1%	$6,770	52.5%
Europe, Middle East and Africa (“EMEA”)	9,375	28.2%	10,057	39.1%	(682)	(6.8%)
Asia-Pacific (“APAC”)	4,236	12.7%	2,789	10.8%	1,447	51.9%

Total revenues	$33,287	100.0%	$25,752	100.0%	$7,535	29.3%
Revenue by Product Group:
Voice & Video	$20,259	60.9%	$9,511	36.9%	$10,748	113.0%
Enhanced Messaging	13,028	39.1%	16,241	63.1%	(3,213)	(19.8%)

Total revenues	$33,287	100.0%	$25,752	100.0%	$7,535	29.3%

Revenues increased by 29.3%, or $7.5 million, for the three months ended June 30, 2014, compared to the same period in the prior year. Our revenue growth was the result of the expansion of existing customer relationships, in particular additional sales opportunities for our solutions generated by successful product launches. Software products revenue grew $7.6 million, or 39.0%, to $27.2 million in the three months ended June 30, 2014 from $19.5 million for the same period in 2013. The increased revenues were primarily from additional customer contracts. Maintenance revenues remained consistent for the three months ended June 30, 2014, compared to the same period in the prior year, as growth in this revenue type lags behind the increase in software revenues.

Total revenue from the Americas region grew by $6.7 million, or 52.5%, to $19.7 million for the three months ended June 30, 2014 from $12.9 million for same period in 2013. Revenues in the APAC region increased $1.4 million, or 51.9%, to $4.2 million for the three months ended June 30, 2014 from $2.8 million for same period in 2013. Revenues in the EMEA region decreased $0.7 million, or 6.8%, to $9.4 million for the three months ended June 30, 2014 from $10.1 million for same period in 2013. Revenues in the Americas region increased due to expansion of solutions to existing customers, while the increase in the APAC region resulted from a new customer contract that was completed during the three months ended June 30, 2014. The decrease in the EMEA region was primarily due to the timing of project completions.

Revenue from the Voice and Video product group grew by $10.7 million, or 113.0%, to $20.3 million for the three months ended June 30, 2014 from $9.5 million for same period in 2013. Revenues from Voice and Video products increased, as we generated additional sales opportunities for our next-generation solutions through successful product launches with existing customers and our existing customers rolled out our solutions to larger numbers of subscribers. Revenues from Enhanced Messaging products decreased by $3.2 million, or 19.8%, to $13.0 million for the three months ended June 30, 2014 from $16.2 million for same period in 2013. Revenues from Enhanced Messaging products decreased due to non-renewal of some of our legacy products and due to the timing of revenue recognition.

Cost of Revenue and Gross Profit

	Three Months Ended June 30,
		% of Related		% of Related	Change
	2014	Revenue	2013	Revenue	Amount	%
	(in thousands)
Cost of Revenue
Software products	$11,912	43.9%	$10,763	55.1%	$1,149	10.7%
Maintenance	2,943	48.0%	1,497	24.1%	1,446	96.6%

Total	$14,855	44.6%	$12,260	47.6%	$2,595	21.2%
Gross Profit
Software products	$15,243	56.1%	$8,774	44.9%	$6,469	73.7%
Maintenance	3,189	52.0%	4,718	75.9%	(1,529)	(32.4%)

Total	$18,432	55.4%	$13,492	52.4%	$4,940	36.6%

Our cost of revenue increased $2.6 million, or 21.2%, to $14.9 million for the three months ended June 30, 2014 from $12.3 million for the same period in 2013. Cost of revenue increased due to an increase in revenues, as well as increased operations personnel costs to expand and service new markets.

Total gross profit increased $4.9 million, or 36.6%, to $18.4 million for the three months ended June 30, 2014 from $13.5 million for same period in 2013. Gross profit margin increased to 55.4% for the three months ended June 30, 2014 from 52.4% for same period in 2013. The increase was primarily due to a favorable mix of project completions.

Operating Expenses

	Three Months Ended June 30,
		% of Total		% of Total	Change
	2014	Revenue	2013	Revenue	Amount	%
	(in thousands)
Research and Development	$7,190	21.6%	$5,376	20.9%	$1,814	33.7%
Sales and Marketing	8,228	24.7%	4,615	17.9%	3,613	78.3%
General and Administrative	5,244	15.8%	4,370	17.0%	874	20.0%

Total	$20,662	62.1%	$14,361	55.8%	$6,301	43.9%

Research and Development

Research and development expenses increased by $1.8 million, or 33.7%, for the three months ended June 30, 2014, compared to the same period in the prior year. Research and development expense increased as we added headcount to enhance existing products and develop future product capability and new customer solutions.

Sales and Marketing

Sales and marketing costs increased by $3.6 million for the three months ended June 30, 2014, compared to the same period in the prior year. The growth in sales and marketing expense was primarily due to an increase in personnel costs and related expense to further enhance direct selling opportunities and to support sales growth into additional geographic areas.

General and Administrative

General and administrative expenses increased by $0.9 million for the three months ended June 30, 2014, compared to the same period in the prior year. The growth in general and administrative expense was primarily due to an increase in personnel costs and related expenses of approximately $0.6 million and public company costs of approximately $0.3 million. The increase in personnel and related costs was driven by a headcount increase to support our growth.

Net Interest Expense

	Three Months Ended June 30,
		% of Total		% of Total	Change
	2014	Revenue	2013	Revenue	Amount	%
	(in thousands)
Interest Income	$(18)	(0.1%)	$(3)	0.0%	$(15)	500.0%
Interest Expense	425	1.3%	665	2.6%	(240)	-36.1%

Total Net Interest Expense	$407	1.2%	$662	2.6%	$(255)	-38.5%

Net interest expense decreased by $0.3 million for the three months ended June 30, 2014, compared to the same period in the prior year. The decrease was attributable to the amendment made to our debt facility in March 2014, which lowered the overall interest rate on our outstanding debt balances.

Foreign Exchange

Foreign exchange loss remained essentially the same at $0.8 million for the three months ended June 30, 2014 compared to a $0.9 million loss for the same period in 2013. The change is due to changes in transactional currencies compared to the functional currencies during the respective periods.

Results of Operations

Six Months Ended June 30, 2014 and 2013

Revenues

	Six Months Ended June 30,
		% of Total		% of Total	Change
	2014	Revenue	2013	Revenue	Amount	%
	(in thousands)
Revenue by type:
Software products	$50,192	80.9%	$37,264	77.3%	$12,928	34.7%
Maintenance	11,824	19.1%	10,926	22.7%	898	8.2%

Total revenues	$62,016	100.0%	$48,190	100.0%	$13,826	28.7%
Revenue by Geographic Area:
Americas	$33,311	53.7%	$21,336	44.3%	$11,975	56.1%
Europe, Middle East and Africa (“EMEA”)	21,797	35.2%	17,596	36.5%	4,201	23.9%
Asia-Pacific (“APAC”)	6,908	11.1%	9,258	19.2%	(2,350)	(25.4%)

Total revenues	$62,016	100.0%	$48,190	100.0%	$13,826	28.7%
Revenue by Product Group:
Voice & Video	$42,870	69.1%	$14,840	30.8%	$28,030	188.9%
Enhanced Messaging	19,146	30.9%	33,350	69.2%	(14,204)	(42.6%)

Total revenues	$62,016	100.0%	$48,190	100.0%	$13,826	28.7%

Revenues increased by 28.7%, or $13.8 million, for the six months ended June 30, 2014, compared to the same period in the prior year. Our revenue growth was the result of the expansion of existing customer relationships, in particular additional sales opportunities for our solutions generated by successful product launches. Software products revenue grew $12.9 million, or 34.7%, to $50.2 million in the six months ended June 30, 2014 from $37.3 million for the same period in 2013. The increased revenues were primarily from additional sales to new and existing customers. Maintenance revenues increased at a slower pace than our software products revenues for the six months ended June 30, 2014, compared to the same period in the prior year, as growth in this revenue type lags behind the increase in software revenues.

Total revenue from the Americas region grew by $12.0 million, or 56.1%, to $33.3 million for the six months ended June 30, 2014 from $21.3 million for same period in 2013. Revenues in the EMEA region increased $4.2 million, or 23.9%, to $21.8 million for the six months ended June 30, 2014 from $17.6 million for same period in 2013. Revenues in the APAC region decreased $2.4 million, or 25.4%, to $6.9 million for the six months ended June 30, 2014 from $9.3 million for same period in 2013. Revenues in the EMEA and Americas regions increased due to strong sales of Voice and Video solutions in both markets. The decrease in the APAC region was primarily due to a large Enhanced Messaging contract recognized during the six months ended June 30, 2013 that was not recurring in 2014.

Revenue from the Voice and Video product group grew by $28.0 million, or 188.9%, to $42.9 million for the six months ended June 30, 2014 from $14.8 million for same period in 2013. Revenues from Voice and Video products increased as we generated additional sales opportunities for our next-generation solutions through successful product launches with existing customers and our existing customers rolled out our solutions to larger numbers of subscribers. Revenues from Enhanced Messaging products decreased by $14.2 million, or 42.6%, to $19.1 million for the six months ended June 30, 2014 from $33.3 million for same period in 2013. Revenues from Enhanced Messaging products decreased due to non-renewal of some of our legacy products and due to the timing of revenue recognition for a significant order during the six months ended June 30, 2013 in our APAC region, as noted above.

Cost of Revenue and Gross Profit

	Six Months Ended June 30,
		% of Related		% of Related	Change
	2014	Revenue	2013	Revenue	Amount	%
	(in thousands)
Cost of Revenue
Software products	$21,865	43.6%	$17,414	46.7%	$4,451	25.6%
Maintenance	5,687	48.1%	2,827	25.9%	2,860	101.2%

Total	$27,552	44.4%	$20,241	42.0%	$7,311	36.1%
Gross Profit
Software products	$28,327	56.4%	$19,850	53.3%	$8,477	42.7%
Maintenance	6,137	51.9%	8,099	74.1%	(1,962)	(24.2%)

Total	$34,464	55.6%	$27,949	58.0%	$6,515	23.3%

Our cost of revenue increased $7.3 million, or 36.1%, to $27.5 million for the six months ended June 30, 2014 from $20.2 million for the same period in 2013. Cost of revenue increased due to an increase in revenues, as well as increased operations personnel costs to expand into new markets.

Total gross profit increased $6.5 million, or 23.3%, to $34.5 million for the six months ended June 30, 2014 from $27.9 million for same period in 2013. Gross profit margin decreased to 55.6% for the six months ended June 30, 2014 from 58.0% for same period in 2013. The decrease was primarily due to a greater mix of early phase hardware deployments and lab equipment, which are generally lower margin.

Operating Expenses

	Six Months Ended June 30,
		% of Total		% of Total	Change
	2014	Revenue	2013	Revenue	Amount	%
	(in thousands)
Research and Development	$13,323	21.5%	$11,498	23.9%	$1,825	15.9%
Sales and Marketing	15,099	24.3%	9,656	20.0%	5,443	56.4%
General and Administrative	10,494	16.9%	9,361	19.4%	1,133	12.1%

Total	$38,916	62.7%	$30,515	63.3%	$8,401	27.5%

Research and Development

Research and development expenses increased by $1.8 million, or 15.9%, for the three months ended June 30, 2014, compared to the same period in the prior year. Research and development expense increased as we added headcount to enhance existing products and develop future product capability and new customer solutions.

Sales and Marketing

Sales and marketing costs increased by $5.4 million for the six months ended June 30, 2014, compared to the same period in the prior year. The growth in sales and marketing expense was primarily due to an increase in personnel costs and related expense to further enhance direct selling opportunities and to support sales growth into additional geographic areas.

General and Administrative

General and administrative expenses increased by $1.1 million for the six months ended June 30, 2014, compared to the same period in the prior year. The growth in general and administrative expense was primarily due to an increase in personnel costs and related expenses of approximately $0.9 million and increased cost of being a public company of approximately $0.6 million, driven by a headcount increase to support our growth. This increase was offset by a reduction in our bad debt expense of approximately $0.6 million due to our increased collection efforts. The remaining increase is due to our overall growth.

Net Interest Expense

	Six Months Ended June 30,
		% of Total		% of Total	Change
	2014	Revenue	2013	Revenue	Amount	%
	(in thousands)
Interest Income	$(61)	(0.1%)	$(8)	0.0%	$(53)	662.5%
Interest Expense	1,208	1.9%	1,115	2.3%	93	8.3%

Total Net Interest Expense	$1,147	1.8%	$1,107	2.3%	$40	3.6%

Net interest expense remained essentially unchanged for the six months ended June 30, 2014, compared to the same period in the prior year.

Foreign Exchange

Foreign exchange loss decreased by $2.6 million, to approximately $50,000 for the six months ended June 30, 2014 compared to $2.6 million for the same period in 2013. This is due to changes in transactional currencies compared to the functional currencies during the respective periods.

Liquidity and Capital Resources

We have funded our operations from 2005 to June 30, 2014 primarily with net proceeds from issuances of preferred stock of approximately $105 million, net proceeds from our IPO of approximately $44.8 million and, to a lesser extent, borrowings under credit facilities.

As of June 30, 2014, our capital resources consisted principally of cash and cash equivalents totaling $24.8 million. Our cash and cash equivalents are comprised primarily of money market funds and time deposits.

We restructured our loan arrangement with Silicon Valley Bank during the first quarter of 2014 to reduce our financing costs. We also used a portion of our initial public offering proceeds to repay the $15 million outstanding principal amount under our subordinated loan agreement with Silver Lake Waterman in the first quarter of 2014. Each of these loan arrangements is described below.

Cash continues to be used in operations and we expect that our current loan agreement with Silicon Valley Bank (or refinancing thereof), cash generated from operations and the net proceeds of our IPO will provide cash sufficient to meet our currently anticipated cash requirements for at least the next twelve months.

Our cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2014	2013	Change
Cash Provided by (Used in)
Operating	$(12,917)	$(10,175)	$(2,742)
Investing	$(3,018)	$(1,413)	$(1,605)
Financing	$873	$25,007	$(24,134)

Operating Activities

Cash flows from operating activities are an additional measure of our overall business performance, as it enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation, amortization and stock-based compensation expense.

Cash flow used in operating activities during the six months ended June 30, 2014 consisted primarily of a net loss of $7.9 million as well as working capital requirements and other activities of $5.0 million. The increase in cash used in operating activities during the six months ended June 30, 2014 compared to the same period in 2013 was primarily due to increased working capital needs to support the continued growth of the business.

Investing Activities

Our investing activities have consisted primarily of purchases of equipment, including software.

For the six months ended June 30, 2014, net cash used for investing activities was $3.0 million, compared to $1.4 million for the six months ended June 30, 2013. Capital expenditures increased by $1.6 million during the six months ended June 30, 2014 compared to the same period in the prior year, primarily due to the acquisition of computer hardware and other equipment.

Financing Activities

Our financing activities have consisted primarily of the incurrence and repayment of indebtedness under loan arrangements.

For the six months ended June 30, 2014, net cash provided by financing activities was $0.9 million and consisted of proceeds from option exercises. The decrease in cash provided by financing activities during the six months ended June 30, 2014 compared to the same period in 2013 was mainly due to a decrease in net borrowings compared to the same period in the prior year.

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

Silicon Valley Bank Loan

On March 6, 2014, we entered into an Amended and Restated Loan Agreement with SVB to replace our $22.5 million Senior Loan facility with SVB. The Amended and Restated Loan Agreement includes a five-year term loan of $25.0 million (“Term Loan”), a $15.0 million secured revolving line of credit (“Revolver”) and a $5 million secured line for letters of credit, foreign exchange and cash management services. The Term Loan has an initial floating interest rate of 2.75% above the U.S. prime rate, subject to a minimum interest rate of 4.25% and is secured by substantially all of our assets, including intellectual property. At June 30, 2014, the interest rate was 6.0%. After the achievement of the one of the two performance triggers described in the following sentence, the interest rate will be reduced to 2.25% above the U.S. prime rate; after the achievement of the second performance trigger the interest rate will be further reduced to 1.75% above the U.S. prime rate. The performance triggers are the following: (i) our achievement, on a consolidated basis, of positive EBITDA (as defined in the loan agreement) for two consecutive fiscal quarters, and (ii) the completion of an equity offering resulting in net proceeds to the Company of at least $50 million. The Term Loan provides for monthly payments of interest only until April 1, 2015; thereafter we are required to repay the outstanding principal amount in 48 monthly installments. The Term Loan has a maturity of March 1, 2019. If we prepay the Term Loan within one year of the Amended and Restated Loan Agreement, we will have to pay a prepayment premium of $250,000; thereafter, the Term Loan may be prepaid without penalty.

Under the Revolver, we may draw up to 80% of eligible domestic trade receivables, 70% of eligible foreign trade receivables and 35% of eligible accrued but unbilled accounts up to a maximum of $15.0 million. The Revolver has a three-year term and bears interest at a floating interest rate of 1% above the U.S. prime rate, subject to a minimum interest rate of 4.25% and is secured by substantially all of our assets, including intellectual property. We are also required to pay an unused facility fee, monthly in arrears, of 0.25% per annum of the unused amount of the Revolver. The Revolver may be prepaid at any time without penalty. As of June 30, 2014, we had no borrowings outstanding on our Revolver and had $15.0 million available.

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

The Amended and Restated Loan Agreement contains certain restrictive covenants that limit our ability to, among other things, incur liens on the our assets or incur additional debt, pay dividends, make investments or engage in acquisitions, and that prevent dissolution, liquidation, merger or a sale of our assets without the prior consent of SVB. The agreement also contains usual and customary events of default, the occurrence of which may result in all outstanding amounts under the loan agreement becoming due and payable immediately, and also imposes an interest penalty of an additional 5% above the otherwise applicable interest rate at any time when an event of default is continuing. As of June 30, 2014, we were in compliance with all covenants under the Amended and Restated Agreement.

Contractual Obligations and Commercial Commitments

The following table discloses aggregate information about our contractual obligations and periods in which payments are due as of June 30, 2014 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$7,138	$1,848	$2,900	$1,654	$736
Silicon Valley Bank term loan (1)	25,000	1,563	12,500	10,937	—

Total	$32,138	$3,411	$15,400	$12,591	$736

(1)	The Silicon Valley Bank term loan matures in March 2019. The initial interest is payable at a floating rate of 2.75% above the U.S prime rate, subject to a minimum interest rate of 4.25%, which was 6.0% at June 30, 2014. We are required to make monthly interest-only payments through March 2015.

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

Non-GAAP operating expenses, research and development expense (“R&D”), sales and marketing expense (“S&M”), and general and administrative expense (“G&A”). We define non-GAAP operating expenses as operating expenses adjusted to exclude stock-based compensation expense and amortization and depreciation expense allocated to research and development, sales and marketing and general and administrative expenses. Similarly, we define non-GAAP research and development, sales and marketing and general and administrative expenses as the relevant GAAP measure adjusted to exclude stock-based compensation expense and amortization and depreciation expense allocated to the particular expense item.

Non-GAAP operating loss. We define non-GAAP operating loss as operating loss adjusted to exclude stock-based compensation expense and amortization and depreciation expense. We consider non-GAAP operating loss to be a useful metric for management and investors because it excludes the effect of certain non-cash expenses so management and investors can compare our core business operating results over multiple periods.

Non-GAAP net loss. We define non-GAAP net loss as non-GAAP operating loss after interest and taxes, as adjusted for uncertain tax positions component. We consider non-GAAP net loss to be a useful metric for management and investors because it excludes the effect of certain non-cash expenses and foreign exchange gains and losses that are shown on the consolidated statement of operations and comprehensive loss. Excluding foreign exchange gains and losses helps management and investors compare our results to companies without such charges and over multiple periods, as foreign exchange gain or loss is difficult to predict and can vary greatly over multiple periods.

Non-GAAP net loss per share. We define non-GAAP net loss per share as non-GAAP net income divided by the non-GAAP weighted average common shares outstanding, which assumes the conversion of preferred shares at the beginning of the period.

Mavenir Systems, Inc. and Subsidiaries

Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Software Products
Revenue	$27,155	$19,537	$50,192	$37,264
Cost of Revenue	11,912	10,763	21,865	17,414
Amortization and Depreciation	242	126	476	242
Stock Based Compensation	132	—	210	—
Gross Profit (GAAP)	15,243	8,774	28,327	19,850
Gross Profit (Non-GAAP)	15,617	8,900	29,013	20,092
Maintenance
Revenue	6,132	6,215	11,824	10,926
Cost of Revenue	2,943	1,497	5,687	2,827
Gross Profit (GAAP)	3,189	4,718	6,137	8,099
Gross Profit (Non-GAAP)	3,189	4,718	6,137	8,099
Total Revenue	33,287	25,752	62,016	48,190
Total Gross Profit (GAAP)	18,432	13,492	34,464	27,949
Gross Profit Margin % (GAAP)	55.4%	52.4%	55.6%	58.0%
Gross Profit (Non-GAAP)	18,806	13,618	35,150	28,191
Gross Profit Margin % (Non-GAAP)	56.5%	52.9%	56.7%	58.5%
Operations Expenses
R&D (GAAP)	7,190	5,376	13,323	11,498
Amortization and Depreciation	483	260	1,057	493
Stock Based Compensation	220	—	318	—

R&D (Non-GAAP)	6,487	5,116	11,948	11,005
S&M (GAAP)	8,228	4,615	15,099	9,656
Amortization and Depreciation	—	—	—	—
Stock Based Compensation	277	—	407	—

S&M (Non-GAAP)	7,951	4,615	14,692	9,656
G&A (GAAP)	5,244	4,370	10,494	9,361
Amortization and Depreciation	521	567	1,077	1,059
Stock Based Compensation	468	136	779	300

G&A (Non-GAAP)	4,255	3,667	8,638	8,002
Total Operating Expenses (GAAP)	20,662	14,361	38,916	30,515
Operating Expenses (Non-GAAP)	18,693	13,398	35,278	28,663
Operating Loss (GAAP)	$(2,230)	$(869)	$(4,452)	$(2,566)
Net Interest	407	662	1,147	1,107
Loss on early extinguishment of debt	—	—	1,783	—
Foreign exchange (gain)/loss	849	912	54	2,644
Income Taxes	405	1,198	500	1,618

Net Loss (GAAP)	$(3,891)	$(3,641)	$(7,936)	$(7,935)
Operating Income (Loss) (Non-GAAP)	$113	$220	$(128)	$(472)
Net Interest	407	662	1,147	1,107
Income Taxes	405	1,198	500	1,618
Adjusted for Uncertain Tax Positions Component	286	—	286	—

Net Loss (Non-GAAP)	$(985)	$(1,640)	$(2,061)	$(3,197)

Mavenir Systems, Inc. and Subsidiaries

Non-GAAP Net Loss Per Share

(all shares are weighted average outstanding for period presented)

( In thousands, except share and per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
GAAP weighted average common shares outstanding	24,170,641	1,340,710	23,800,231	1,338,211
Conversion of preferred shares *	—	16,452,467	—	16,452,467

Adjusted weighted average common shares outstanding	24,170,641	17,793,177	23,800,231	17,790,678
Non-GAAP net loss	$(985)	$(1,640)	$(2,061)	$(3,197)
Non-GAAP net loss per share	$(0.04)	$(0.09)	$(0.09)	$(0.18)

*	Assumes conversion of preferred shares at beginning of period

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

Interest Rate Risk

Cash held in our operating business units is generally available for local operations. Most of our cash is retained by our U.S. business. The majority of these funds are in low to zero interest bank accounts. Our borrowings under our Term Loan and Revolver with Silicon Valley Bank are at variable rates based on the U.S. prime rate and, as a result, increases in interest rates would generally result in increased interest expense on outstanding borrowings. A one-percent increase above the minimum floor calculation would increase our interest expense by as much as $0.4 million if the entire facilities were drawn throughout the year.

Foreign Currency Exchange Risk

We have significant international operations with subsidiaries and operations in eight countries outside of the U.S. and as such we face exposure to adverse movements in foreign currency exchange rates. While these exposures may change over time as business practices evolve, adverse movements in foreign currency exchange rates may have a material adverse impact on our financial results. Our primary exposures have been related to non-U.S. dollar-denominated net operating income or net operating losses. As a consequence, our results of operations would generally be adversely affected by an increase in the value of the U.S. dollar relative to the currencies of the countries in which we are profitable and a decrease in the value of the U.S. dollar relative to the currencies of the countries in which we are not profitable. However, based on the locations of our international operations and the amount of our operating results denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates as of June 30, 2014, to have a material effect on our financial position or results of operations. If and when our international business grows substantially, relative to our U.S. business, the net exposure is likely to increase as will the impact of foreign exchange rate movements.

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

We recorded net transaction losses of $0.8 million and approximately $50,000 for the three and six months ended June 30, 2014, respectively, compared to losses of $0.9 million and $2.6 million for the same periods in 2013.

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

As of June 30, 2014, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon the evaluation, and due to the presence of the material weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2013, our chief executive officer and chief financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

As part of ongoing efforts to improve the design and operating effectiveness of our internal control environment and remediate this material weakness over financial reporting, we have provided training on how to document reviews to a level of precision sufficient to reduce the risk of error to an acceptable level. We have implemented a system which interfaces with our general ledger and allows us to automate the review and approval of reconciliations. During the second half of 2014, we will evaluate the automated journal entry review and approval capabilities of this system, a similar module within our general ledger or will implement a manual review process. Additionally, we continue the documentation and testing of our internal control over financial reporting. Management expects remediation efforts to progress throughout 2014, as we continue to improve our internal control over financial reporting.

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

(a) Unregistered Sales of Equity Securities

During the three months ended June 30, we issued 40,871 shares of our common stock to WestRiver Mezzanine Loans, LLC (“WestRiver”) upon the exercise in full of a warrant held by WestRiver. The warrant gave WestRiver the right to purchase up to 64,285 shares of our common stock at $5.11 per share. The warrant was fully exercised on a “cashless” basis pursuant to the terms of the agreement with WestRiver.

During the three months ended June 30, we issued 194,606 shares of our common stock to Silver Lake Waterman Fund, L.P. (“Silver Lake”) upon the exercise in full of a warrant held by Silver Lake. The warrant gave Silver Lake the right to purchase up to 194,694 shares of our common stock at $0.007 per share. The warrant was fully exercised on a “cashless” basis pursuant to the terms of the agreement with Silver Lake.

In June 2014, we issued 11,228 shares of our common stock to Comerica Ventures Incorporated (“Comerica”) upon the exercise in full of a warrant held by Comerica. The exercise price was $6.6794 per share, which resulted in proceeds of approximately $0.1 million.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
4.1	Amended and Restated Investors’ Rights Agreement, dated July 15, 2014.	S-1	333-197436	7/15/2014	4.1

10.1	First Loan Modification to Amended and Restated Loan and Security Agreement, dated July 25, 2014, by and among the Registrant, certain subsidiaries thereof and Silicon Valley Bank.	—	—	—	—	X

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X

101**	Condensed Consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2014, formatted in XBRL.	—	—	—	—	X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.
**	The following condensed consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014, formatted in XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

Dated: July 28, 2014

Mavenir Systems, Inc.

By	/s/ Terry Hungle
Terry Hungle
Chief Financial Officer Principal financial officer and duly authorized signatory

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
4.1	Amended and Restated Investors’ Rights Agreement, dated July 15, 2014.	S-1	333-197436	7/15/2014	4.1

10.1	First Loan Modification to Amended and Restated Loan and Security Agreement, dated July 25, 2014, by and among the Registrant, certain subsidiaries thereof and Silicon Valley Bank.	—	—	—	—	X

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X

101**	Condensed Consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2014, formatted in XBRL.	—	—	—	—	X

*	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.
**	The following condensed consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014, formatted in XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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