Form 10-Q
period 2014-09-30
MAVENIR SYSTEMS INC
filed 2014-10-28
CIK 1361470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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

As of October 24, 2014, there were approximately 28,855,211 shares of the Registrant’s Common Stock outstanding.

Mavenir Systems, Inc.
FORM 10-Q
September 30, 2014

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Mavenir Systems, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)	(as adjusted, see Note 1)
Assets
Current assets:
Cash and cash equivalents	$64,367	$38,930
Accounts receivable, net of allowance of $253 and $587 at September 30, 2014 and December 31, 2013, respectively	33,831	23,641
Unbilled revenue	14,713	11,213
Inventories	2,924	7,109
Prepaid expenses and other current assets	2,335	3,614
Deferred contract costs	5,098	9,313
Total current assets	123,268	93,820
Non-current assets:
Property and equipment, net	6,278	5,054
Intangible assets, net	4,350	5,202
Deposits and other assets	1,865	1,657
Deferred tax assets	1,136	—
Goodwill	832	866
Total assets	$137,729	$106,599
Liabilities and shareholders’ equity:
Current liabilities:
Trade accounts payable	$7,571	$7,152
Accrued liabilities	13,122	11,939
Deferred revenue	11,487	15,785
Income tax payable	466	765
Current portion of long-term debt	3,125	—
Total current liabilities	35,771	35,641
Non-current liabilities:
Uncertain tax positions	2,932	3,153
Other long-term liabilities	416	351
Long-term debt	21,809	23,423
Total liabilities	60,928	62,568
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value. 300,000,000 shares authorized; 28,854,603 and 23,420,759 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	28	23
Additional paid-in capital	200,964	155,198
Accumulated deficit	(125,928)	(112,187)
Accumulated other comprehensive income	1,737	997
Total shareholders’ equity	76,801	44,031
Total liabilities and shareholders’ equity	$137,729	$106,599
See Notes to Condensed Consolidated Financial Statements

Mavenir Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Software products	$27,311	$20,788	$77,503	$58,052
Maintenance	6,741	5,183	18,565	16,109
	34,052	25,971	96,068	74,161
Cost of revenues
Software products	12,393	10,806	34,258	28,220
Maintenance	3,677	2,716	9,364	5,543
	16,070	13,522	43,622	33,763
Gross profit	17,982	12,449	52,446	40,398
Operating expenses:
Research and development	7,958	5,436	21,281	16,934
Sales and marketing	8,124	4,675	23,223	14,331
General and administrative	5,737	5,745	16,231	15,106
Total operating expenses	21,819	15,856	60,735	46,371
Operating loss	(3,837)	(3,407)	(8,289)	(5,973)
Other expense (income):
Interest and other income	(26)	(4)	(87)	(12)
Interest and other expense	430	1,072	1,638	2,187
Loss on early extinguishment of debt	—	—	1,783	—
Foreign exchange loss (gain)	2,221	(316)	2,275	2,328
Total other expense (income), net	2,625	752	5,609	4,503
Loss before income tax	(6,462)	(4,159)	(13,898)	(10,476)
Income tax (benefit) expense	(657)	354	(157)	1,972
Net loss	$(5,805)	$(4,513)	$(13,741)	$(12,448)
Other comprehensive income (loss)
Foreign currency translation adjustments	779	52	740	(50)
Total comprehensive loss	$(5,026)	$(4,461)	$(13,001)	$(12,498)
Net loss per common share:
Basic	$(0.21)	$(3.35)	$(0.55)	$(9.28)
Diluted	$(0.21)	$(3.35)	$(0.55)	$(9.28)
Weighted-average common shares outstanding:
Basic and diluted	27,392	1,348	25,012	1,342
See Notes to Condensed Consolidated Financial Statements

Mavenir Systems, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(13,741)	$(12,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	2,442	1,769
Amortization of intangible assets	1,504	1,080
Amortization of debt discount	115	216
Provision for bad debt	(302)	388
Stock-based compensation expense	3,071	1,161
Unrealized foreign currency loss	1,073	663
Loss on early extinguishment of debt	1,783	—
Changes in operating assets and liabilities:
Accounts receivable	(10,420)	(1,686)
Unbilled revenue	(3,641)	925
Deposits and other current assets	(1,919)	(465)
Inventories	4,185	(2,592)
Prepaid expenses	1,487	(527)
Deferred contract costs	4,125	(1,399)
Deferred revenue	(4,180)	(3,325)
Accounts payable and accrued liabilities	1,447	(738)
Net cash used in operating activities	(12,971)	(16,978)
Investing activities:
Purchases of property and equipment	(4,334)	(1,962)
Net cash used in investing activities	(4,334)	(1,962)
Financing activities:
Proceeds from follow-on public offering, net of offering costs	41,686	—
Borrowings from long-term debt	25,000	15,000
Borrowings from line of credit	—	12,000
Repayments of long-term debt	(15,000)	—
Repayments of line of credit borrowing	(10,000)	(7,000)
Exercise of options and warrants to purchase common stock	1,014	17
Net cash provided by financing activities	42,700	20,017
Effect of foreign currency exchange rate changes on cash and cash equivalents	42	(511)
Net increase in cash and cash equivalents	25,437	566
Cash and cash equivalents at beginning of period	38,930	7,402
Cash and cash equivalents at end of period	$64,367	$7,968
Supplemental cash flow information:
Cash paid for interest	$1,454	$1,627
Income tax payments, net	$707	$254
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
Basis of Presentation and Consolidation
The unaudited interim financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our consolidated financial position as of September 30, 2014, and our results of operations and cash flows for the three and nine months ended September 30, 2014 and 2013. We have omitted certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) pursuant to those rules and regulations, although we believe that the disclosures we have made are adequate to make the information presented not misleading. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014, or for any other future annual or interim periods. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission on February 21, 2014.
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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-9, “Revenue from Contracts with Customers: Topic 606” (“ASU 2014-9”). ASU 2014-9 is intended to enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, improve disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized, and provide guidance for transactions that are not currently addressed comprehensively. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods therein, and does not allow for early adoption. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. The Company has begun the evaluation of the impact that the standard will have on its consolidated financial statements but has not yet selected a transition method.
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
This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. We evaluate transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and nine months ended September 30, 2014 and 2013 or for the year ended December 31, 2013.
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
We do not have any other financial or non-financial assets or liabilities that would be characterized as Level 2 or Level 3 instruments.
4. Property and Equipment
Property and equipment consists of the following (in thousands):

	Estimated Useful Life	September 30, 2014	December 31, 2013
Computer software	3 years	$5,095	$5,046
Computer and lab equipment	3 years	11,448	8,917
Other equipment	2-5 years	2,546	1,468
Property and equipment, gross		19,089	15,431
Less: accumulated depreciation and amortization		(12,811)	(10,377)
Property and equipment, net		$6,278	$5,054
Depreciation expense of property and equipment totaled $0.8 million and $2.4 million for the three and nine months ended September 30, 2014, compared to $0.7 million and $1.8 million for the same periods in 2013.
5. Accrued Liabilities
The following table presents the detail of accrued liabilities as of the periods ending (in thousands):

	September 30, 2014	December 31, 2013
Accrued payroll	$7,005	$7,221
Accrued expenses on contracts	3,813	1,446
Accrued professional fees	216	136
Other	2,088	3,136
Total accrued liabilities	$13,122	$11,939

6. Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Silicon Valley Bank senior loan	$25,000	$—
Silicon Valley Bank subordinated loan	—	10,000
Silver Lake Waterman subordinated loan	—	15,000
Discount related to issuance of warrants	(66)	(1,577)
Total debt	24,934	23,423
Less: current portion	3,125	—
Long-term portion	$21,809	$23,423

Silicon Valley Bank Subordinated and Senior Loans
On October 18, 2012, we entered into loan agreements with Silicon Valley Bank (“SVB”). Under the agreements, we obtained two loans totaling $32.5 million (the “Old SVB Loans”). In February 2013, we amended the Old SVB Loans to join certain of our subsidiaries, including our non-U.S. subsidiaries, as co-borrowers. We also amended our minimum tangible net worth covenant. The Old SVB Loans included a $22.5 million Senior Loan (“Senior Loan”) secured by substantially all of our assets, including intellectual property. The Senior Loan had a term of three years at a floating rate of 1% above the U.S. prime rate, subject to a minimum interest rate of 4.25%. Under the terms of the agreement, we could draw up to 80% of eligible trade receivables up to $15.0 million, with the remaining $7.5 million generally available for working capital and cash management purposes. We also obtained a $10.0 million Subordinated Loan, also secured by substantially all of our assets including intellectual property that had a three years term at a fixed rate of 11%. The Old SVB Loans were replaced by an amended and restated loan and security agreement (“Amended and Restated Agreement”) that we entered into with SVB on March 6, 2014, as discussed below.
On March 6, 2014, we entered into an Amended and Restated Agreement with SVB to replace our $22.5 million Senior Loan facility with SVB. The Amended and Restated Agreement includes a five-year term loan of $25.0 million (“Term Loan”), a $15.0 million secured revolving line of credit (“Revolver”) and a $5 million secured line for letters of credit, foreign exchange and cash management services. The Term Loan has an initial floating interest rate of 2.75% above the U.S. prime rate, subject to a minimum interest rate of 4.25% and is secured by substantially all of our assets, including intellectual property. At September 30, 2014, the interest rate was 6.0%. After the achievement of the one of the two performance triggers described in the following sentence, the interest rate will be reduced to 2.25% above the U.S. prime rate; after the achievement of the second performance trigger the interest rate will be further reduced to 1.75% above the U.S. prime rate. The performance triggers are the following: (i) our achievement, on a consolidated basis, of positive EBITDA (as defined in the loan agreement) for two consecutive fiscal quarters, and (ii) the completion of an equity offering resulting in net proceeds to the Company of at least $50 million. The Term Loan provides for monthly payments of interest only until April 1, 2015; thereafter we are required to repay the outstanding principal amount in 48 monthly installments. The Term Loan has a maturity of March 1, 2019. If we prepay the Term Loan within one year of the Amended and Restated Loan Agreement, we will have to pay a prepayment premium of $250,000; thereafter, the Term Loan may be prepaid without penalty.
Under the Revolver, we may draw up to 80% of eligible domestic trade receivables, 70% of eligible foreign trade receivables and 35% of eligible accrued but unbilled accounts up to a maximum of $15.0 million. The Revolver has a three-year term and bears interest at a floating interest rate of 1% above the U.S. prime rate, subject to a minimum interest rate of 4.25% and is secured by substantially all of our assets, including intellectual property. We are also required to pay an unused facility fee, monthly in arrears, of 0.25% per annum of the unused amount of the Revolver. The Revolver may be prepaid at any time without penalty. As of September 30, 2014, we had no borrowings outstanding on the Revolver and had $15.0 million available.
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
The Amended and Restated Agreement contains certain restrictive covenants, and requires us to maintain a minimum liquidity ratio and other earnings related amounts as defined in the Amended and Restated Agreement. The Amended and Restated Agreement also contains usual and customary events of default, the occurrence of which may result in all outstanding amounts under the loan agreements becoming due and payable immediately, and they also impose an interest penalty of an additional 5% above the otherwise applicable interest rate at any time when an event of default is continuing. As of September 30, 2014, we were in compliance with all covenants under the Amended and Restated Agreement.
Silver Lake Waterman Growth Capital Loan
On March 5, 2014, we repaid the balance of our $15.0 million subordinated term loan (“Silver Lake Loan”) with Silver Lake Waterman Fund (“Silver Lake”) using funds from our initial public offering.
As of March 5, 2014, we had approximately $0.2 million in deferred costs and $1.3 million in debt discount related to the Silver Lake Loan on our condensed consolidated balance sheet. The entire $1.5 million was recognized during the nine months ended September 30, 2014, as a loss on early extinguishment of debt related to the payoff of the Silver Lake Loan on March 5, 2014.

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
8. Stockholders’ Equity
Follow-on Public Offering
On August 6, 2014, we closed a follow-on public offering, in which we sold 4,090,000 shares of common stock at a price to the public of $11.00 per share, before underwriting discounts and commissions. We raised approximately $41.7 million in net proceeds after deducting underwriting discounts and commissions of approximately $2.5 million and other estimated offering costs of approximately $0.8 million.
Equity Compensation Plans
We have two stock option plans: the Amended and Restated 2005 Stock Plan (the “2005 Plan”), and the Amended and Restated 2013 Equity Incentive Plan (the “2013 Plan”). In January 2013, we terminated the 2005 Plan and provided that no further stock awards were to be granted under the 2005 Plan and adopted the 2013 Plan as a continuation of and successor to the 2005 Plan. Upon our initial public offering (“IPO”), all shares that were reserved under the 2005 Plan but not issued were assumed by the 2013 Plan. All outstanding stock awards under the 2005 Plan continue to be governed by the existing terms. Under the 2013 Plan, we have the ability to issue incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and/or performance shares. Additionally, the 2013 Plan provides for the grant of performance cash awards to employees, directors and consultants. Stock options are granted at a price per common share not less than the fair value at date of grant. Stock options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remaining vesting monthly thereafter. Stock options granted generally are exercisable up to 10 years from the date of grant.
At September 30, 2014, there were 1,088,349 common shares available for future grants under the 2013 Plan.
To determine the weighted-average fair value of stock options granted, we used the Black-Scholes option pricing model with the following weighted-average assumptions during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate (U.S. Treasury)	1.9%	1.7%	2.0%	1.7%
Expected term	6.3 years	6.0 years	6.3 years	6.0 years
Expected volatility	61.5%	57.0%	60.9%	57.0%
The fair value of all the awards granted is amortized to expense on a straight-line basis over the requisite service periods, which are generally the vesting periods. We granted stock options with a weighted-average grant date fair value during the nine months ended September 30, 2014 of $9.33 per share.

The following table summarizes the stock option activity for the nine months ended September 30, 2014:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(in thousands)
Outstanding as of January 1, 2014	3,287,272	$3.86
Granted	1,259,767	16.02
Exercised	(498,109)	1.89
Forfeited or expired	(178,441)	11.31
Outstanding as of September 30, 2014	3,870,489	$7.80	7.5	$22,943
Exercisable as of September 30, 2014	1,978,922	$3.13	6.0	$19,149
The following table presents our share-based compensation resulting from equity awards that we recorded in our condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues	$221	$131	$431	$131
Research and development	218	209	536	209
Sales and marketing	285	400	692	400
General and administrative	633	121	1,412	421
Total	$1,357	$861	$3,071	$1,161
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

9. Net Loss per Share
We calculate basic net loss per share by dividing net loss attributable for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted, net loss per share is computed by giving effect to all potential weighted-average diluted common stock, including options and warrants, using the treasury stock method.
The computation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(5,805)	$(4,513)	$(13,741)	$(12,448)
Basic common shares:
Weighted-average number of shares outstanding	27,392	1,348	25,012	1,342
Diluted common shares:
Weighted-average shares used to compute diluted net loss per share	27,392	1,348	25,012	1,342
Net loss per share attributable to common stockholders:
Basic	$(0.21)	$(3.35)	$(0.55)	$(9.28)
Diluted	$(0.21)	$(3.35)	$(0.55)	$(9.28)
We excluded certain shares from the computation of diluted net loss per share because the effect of these shares would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Convertible preferred stock	—	16,452,467	—	16,452,467
Stock options	1,027,462	2,042,036	1,685,499	1,919,410
Warrants	—	1,235,633	—	1,235,633
10. Income Taxes
We base our provision for income taxes in our interim condensed consolidated financial statements on estimated annual effective tax rates in the tax jurisdictions where we operate. We monitor the assumptions used in estimating the annual effective tax rate and make adjustments, if required, throughout the year. If actual results differ from the assumptions used in estimating our annual effective income tax rate, future income tax expense could be materially affected. For the three and nine months ended September 30, 2014, total income tax benefit is approximately $0.7 million and $0.2 million on a worldwide basis compared with total income tax expense of approximately $0.4 million and $2.0 million for the three and nine months ended September 30, 2013. The difference is due primarily to discrete items recognized in the current quarter related to foreign taxes and the benefit realized from changes in our uncertain tax positions as described below.
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
During the nine months ended September 30, 2014, we completed a review of certain of our internal accounts and pricing and determined that it has reduced tax exposures, on an overall basis, primarily related to the way we account for certain intercompany transactions relating to management fees, sales support services, research and development services, license fees, or other development costs. These services are offered to and received from various related companies resulting in payables and receivables which are disregarded for our GAAP financial reporting but are recognized for tax purposes in several jurisdictions. Therefore, the tax treatment of the intercompany transactions has been analyzed in each entity’s jurisdiction and exposures were identified and quantified by jurisdiction. The net effect of the adjustment is approximately $0.2 million and is recorded as a decrease to income tax expense in the nine months ended September 30, 2014.

The resulting balance of our uncertain tax positions is depicted in the table below, on a gross basis, as of September 30, 2014 (in thousands):

Balance as of January 1, 2014	$4,207
Additions to unrecognized tax benefits taken during the period	—
Additions to unrecognized tax benefits as a result of positions taken in prior periods	2,189
Decrease in unrecognized tax benefits relating to settlements with taxing authorities	—
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	—
Reduction to unrecognized tax benefits as a result of positions taken during the period	(2,302)
Balance as of September 30, 2014	$4,094
Total deferred tax assets of approximately $2.8 million were available for offset on identified uncertain tax positions. Additional interest and penalties of approximately $1.6 million are not reflected on the above roll forward are recorded as a component of the total liability for uncertain tax positions. The net impact of the deferred tax asset offsets and interest and penalties result in a net uncertain tax position liability of approximately $2.9 million on our balance sheet.

The Company believes that deferred tax assets in China and Canada related to net operating losses and tax credits, respectively, will more-likely-than-not be realized in the current and future years in these jurisdictions. An income tax benefit of approximately $1.1 million has been recognized during the quarter. The deferred tax assets in jurisdictions outside of China and Canada are not considered realizable on a more-likely-than-not basis and continue to be offset with a valuation allowance. We have not accrued a provision for income taxes on undistributed earnings of approximately $14.8 million of certain non-U.S. subsidiaries, as of September 30, 2014 since such earnings are considered to be reinvested indefinitely. If the earnings were distributed, we would be subject to U.S. federal income and foreign withholding taxes. Determination of an unrecognized deferred income tax liability with respect to such earnings is not practicable.
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

Revenues by geographic area are based on the deployment site location of the end customers. The following tables present our revenues and long-lived assets by geographic region (in thousands):
Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Americas	$16,215	$15,678	$49,526	$37,041
EMEA	12,242	7,325	34,039	24,994
APAC	5,595	2,968	12,503	12,126
Total	$34,052	$25,971	$96,068	$74,161
Long-Lived Assets

	September 30, 2014	December 31, 2013
Americas	$9,081	$8,475
EMEA	1,482	1,888
APAC	897	759
Total	$11,460	$11,122

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
Throughout our Management’s Discussion and Analysis (“MD&A”), we refer to Mavenir Systems, Inc. as “Mavenir,” the “Company,” “we,” “us” and “our.” Throughout our MD&A, where we provide discussion of the three and nine months ended September 30, 2014, and we provide data for the same period in the prior year, we refer to the prior period as “2013.”
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
We sell our solutions principally to wireless mobile service providers globally through our direct sales force or strategic third-party reseller partners. For the three and nine months ended September 30, 2014, 61% and 53% of our revenue came from outside of the United States and compared to 43% and 53% for the three and nine months ended September 30, 2013.
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

GAAP financial highlights for the three months ended September 30, 2014 include:

•	For the three months ended September 30, 2014, we generated revenues of $34.1 million, representing growth of 31.1% over the same period in 2013.

•	Revenues from our Voice and Video product group increased by 136.3% for the three months ended September 30, 2014 compared to the same period in 2013.

•
We experienced revenue growth of 4.4% in the Americas region, 58.6% in the Asia-Pacific region and 77.3% in the Europe, Middle East and Africa region, for the three months ended September 30, 2014, compared to the same period in 2013.

Non-GAAP financial highlights for the three months ended September 30, 2014 include:

•	Non-GAAP gross profit increased to $18.5 million, or 54.3% of revenue, compared to $12.7 million, or 49.0% of revenue, over the same period in 2013.

•	Non-GAAP operating loss decreased to $1.1 million, compared to $1.5 million over the same period in 2013.

•	Non-GAAP net loss decreased to $0.8 million, from a loss of $2.9 million over the same period in 2013.

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

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenues	$34,052	$25,971	$96,068	$74,161
Gross profit margin	52.8%	47.9%	54.6%	54.5%
Operating loss	(3,837)	(3,407)	(8,289)	(5,973)
Cash and cash equivalents	64,367	7,968	64,367	7,968
Cash used in operations	(54)	(6,803)	(12,971)	(16,978)
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
The following table presents our stock-based compensation expense resulting from stock options that we recorded in our condensed consolidated statement of operations and comprehensive loss for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues	$221	$131	$431	$131
Research and development	218	209	536	209
Sales and marketing	285	400	692	400
General and administrative	633	121	1,412	421
Total	$1,357	$861	$3,071	$1,161
Net Interest Expense
Net interest expense consists of the difference between interest income and interest expense. Interest income represents interest received on our cash and cash equivalents. Interest expense is due to commercial loans. See “Liquidity and Capital Resources” elsewhere in this section.
Income Tax Expense
Income tax expense consists of U.S. federal, state and foreign income taxes. We are required to pay income taxes in certain states and foreign jurisdictions. Historically, we have not been required to pay U.S. federal income taxes due to our accumulated net operating losses. For the three and nine months ended September 30, 2014, we have net operating loss carryforwards available to be utilized in the U.S. and certain foreign jurisdictions against future taxable income.
Results of Operations
Three Months Ended September 30, 2014 and 2013
Revenues

	Three Months Ended September 30,
		% of Total		% of Total	Change
	2014	Revenue	2013	Revenue	Amount	%
	(in thousands)
Revenue by type:
Software products	$27,311	80.2%	$20,788	80.0%	$6,523	31.4%
Maintenance	6,741	19.8%	5,183	20.0%	1,558	30.1%
Total revenues	$34,052	100%	$25,971	100%	$8,081	31.1%
Revenue by Geographic Area:
Americas	$16,215	47.6%	$15,537	59.8%	$678	4.4%
EMEA	12,242	36.0%	6,906	26.6%	5,336	77.3%
APAC	5,595	16.4%	3,528	13.6%	2,067	58.6%
Total revenues	$34,052	100%	$25,971	100%	$8,081	31.1%
Revenue by Product Group:
Voice and Video	$23,464	68.9%	$9,930	38.2%	$13,534	136.3%
Enhanced Messaging	10,588	31.1%	16,041	61.8%	(5,453)	(34.0)%
Total revenues	$34,052	100%	$25,971	100%	$8,081	31.1%

Revenues increased by 31.1%, or $8.1 million, for the three months ended September 30, 2014, compared to the same period in the prior year. Our revenue growth was the result of the expansion of existing customer relationships, in particular additional sales opportunities for our solutions generated by successful product launches. Software products revenue grew $6.5 million, or 31.4%, to $27.3 million in the three months ended September 30, 2014 from $20.8 million for the same period in 2013. The increased revenues were primarily from additional customer contracts. Maintenance revenues increased by 30.1%, or $1.6 million for the three months ended September 30, 2014, compared to the same period in the prior year, primarily due to additional customer contracts, as well as extended support agreements with existing customers.
Total revenue from the Americas region grew by $0.7 million, or 4.4%, to $16.2 million for the three months ended September 30, 2014 from $15.5 million for same period in 2013. Revenues in the EMEA region increased $5.3 million, or 77.3%, to $12.2 million for the three months ended September 30, 2014 from $6.9 million for same period in 2013. Revenues in the APAC region increased $2.1 million, or 58.6%, to $5.6 million for the three months ended September 30, 2014 from $3.5 million for same period in 2013. Revenues in the Americas and EMEA regions increased due to expansion of solutions to existing customers, while the increase in the APAC region primarily resulted from a customer contract that was entered into during 2014.
Revenue from the Voice and Video product group grew by $13.5 million, or 136.3%, to $23.5 million for the three months ended September 30, 2014 from $9.9 million for same period in 2013. Revenues from Voice and Video products increased, as we generated additional sales opportunities for our next-generation solutions through successful product launches with existing customers and our existing customers rolled out our solutions to larger numbers of subscribers. Revenues from Enhanced Messaging products decreased by $5.5 million, or 34.0%, to $10.6 million for the three months ended September 30, 2014 from $16.0 million for same period in 2013. Revenues from Enhanced Messaging products decreased due to a slowing of some of our legacy products and due to the timing of revenue recognition.
Cost of Revenue and Gross Profit

	Three Months Ended September 30,
		% of Related		% of Related	Change
	2014	Revenue	2013	Revenue	Amount	%
	(in thousands)
Cost of Revenue
Software products	$12,393	45.4%	$10,806	52.0%	$1,587	14.7%
Maintenance	3,677	54.5%	2,716	52.4%	961	35.4%
Total	$16,070	47.2%	$13,522	52.1%	$2,548	18.8%
Gross Profit
Software products	$14,918	54.6%	$9,982	48.0%	$4,936	49.4%
Maintenance	3,064	45.5%	2,467	47.6%	597	24.2%
Total	$17,982	52.8%	$12,449	47.9%	$5,533	44.4%
Our cost of revenue increased $2.5 million, or 18.8%, to $16.1 million for the three months ended September 30, 2014 from $13.5 million for the same period in 2013. Cost of revenue increased due to an increase in revenues, as well as increased operations personnel costs to expand and service new markets.
Total gross profit increased $5.5 million, or 44.4%, to $18.0 million for the three months ended September 30, 2014 from $12.4 million for same period in 2013. Gross profit margin increased to 52.8% for the three months ended September 30, 2014 from 47.9% for same period in 2013. The increase was primarily due to a shift from initial deployments, which generally have lower margins.

Operating Expenses

	Three Months Ended September 30,
		% of Total Revenue		% of Total Revenue	Change
	2014		2013		Amount	%
	(in thousands)
Research and development	$7,958	23.4%	$5,436	20.9%	$2,522	46.4%
Sales and marketing	8,124	23.9%	4,675	18.0%	3,449	73.8%
General and administrative	5,737	16.8%	5,745	22.1%	(8)	(0.1)%
Total	$21,819	64.1%	$15,856	61.0%	$5,963	37.6%
Research and Development
Research and development expenses increased by $2.5 million, or 46.4%, for the three months ended September 30, 2014, compared to the same period in the prior year. Research and development expense increased as we added headcount to enhance existing products and develop future product capability and new customer solutions.
Sales and Marketing
Sales and marketing costs increased by $3.4 million for the three months ended September 30, 2014, compared to the same period in the prior year. The growth in sales and marketing expense was primarily due to an increase in personnel costs and related expense to further enhance direct selling opportunities and to support sales growth into additional geographic areas.
General and Administrative
General and administrative expenses was essentially unchanged at $5.7 million for the three months ended September 30, 2014, and the same period in the prior year.
Net Interest Expense

	Three Months Ended September 30,
		% of Total		% of Total	Change
	2014	Revenue	2013	Revenue	Amount	%
	(in thousands)
Interest income	$(26)	(0.1)%	$(4)	—%	$(22)	550.0%
Interest expense	430	1.3%	1,072	4.1%	(642)	(59.9)%
Total net interest expense	$404	1.2%	$1,068	4.1%	$(664)	(62.2)%
Net interest expense decreased by $0.7 million for the three months ended September 30, 2014, compared to the same period in the prior year. The decrease was attributable to lower average outstanding debt during the three months ended September 30, 2014, compared to the same period in 2013, as well as the amendment made to our debt facility in March 2014, which lowered the overall interest rate on our outstanding debt balances.
Foreign Exchange
Foreign exchange loss increased to $2.2 million for the three months ended September 30, 2014 compared to a $0.3 million gain for the same period in 2013. The change is due to changes in transactional currencies compared to the functional currencies during the respective periods.
Income Tax Expense
Income tax benefit was $0.7 million for the three months ended September 30, 2014 compared to income tax expense of $0.4 million for the same period in 2013.  The decrease in income tax expense is related primarily to the release of valuation allowance against deferred tax assets, reduced foreign withholding taxes and a reduction in the FIN48 liability recorded in the three months ended September 30, 2014 .

Results of Operations
Nine Months Ended September 30, 2014 and 2013
Revenues

	Nine Months Ended September 30,
		% of Total		% of Total	Change
	2014	Revenue	2013	Revenue	Amount	%
	(in thousands)
Revenue by type:
Software products	$77,503	80.7%	$58,052	78.3%	$19,451	33.5%
Maintenance	18,565	19.3%	16,109	21.7%	2,456	15.2%
Total revenues	$96,068	100%	$74,161	100%	$21,907	29.5%
Revenue by Geographic Area:
Americas	$49,526	51.6%	$36,873	49.8%	$12,653	34.3%
Europe, Middle East and Africa (“EMEA”)	34,039	35.4%	24,502	33.0%	9,537	38.9%
Asia-Pacific (“APAC”)	12,503	13.0%	12,786	17.2%	(283)	(2.2)%
Total revenues	$96,068	100%	$74,161	100%	$21,907	29.5%
Revenue by Product Group:
Voice and Video	$66,334	69.0%	$24,770	33.4%	$41,564	167.8%
Enhanced Messaging	29,734	31.0%	49,391	66.6%	(19,657)	(39.8)%
Total revenues	$96,068	100%	$74,161	100%	$21,907	29.5%
Revenues increased by 29.5%, or $21.9 million, for the nine months ended September 30, 2014, compared to the same period in the prior year. Our revenue growth was the result of the expansion of existing customer relationships, in particular additional sales opportunities for our solutions generated by successful product launches. Software products revenue grew $19.5 million, or 33.5%, to $77.5 million in the nine months ended September 30, 2014 from $58.1 million for the same period in 2013. The increased revenues were primarily from additional sales to new and existing customers. Software products revenues increased at a faster pace than maintenance revenues for the nine months ended September 30, 2014, compared to the same period in the prior year, as software sales precede maintenance revenues.
Total revenue from the Americas region grew by $12.7 million, or 34.3%, to $49.5 million for the nine months ended September 30, 2014 from $36.9 million for same period in 2013. Revenues in the EMEA region increased $9.5 million, or 38.9%, to $34.0 million for the nine months ended September 30, 2014 from $24.5 million for same period in 2013. Revenues in the APAC region decreased $0.3 million, or 2.2%, to $12.5 million for the nine months ended September 30, 2014 from $12.8 million for same period in 2013. Revenues in the EMEA and Americas regions increased due to strong sales of Voice and Video solutions in both markets. The decrease in the APAC region was primarily due to a large Enhanced Messaging contract recognized during the nine months ended September 30, 2013 that was not recurring in 2014. This decrease was substantially offset by additional new customer contracts.
Revenue from the Voice and Video product group grew by $41.6 million, or 167.8%, to $66.3 million for the nine months ended September 30, 2014 from $24.8 million for same period in 2013. Revenues from Voice and Video products increased as we generated additional sales of next-generation solutions to existing customers and our existing customers rolled out our solutions to larger numbers of subscribers. Revenues from Enhanced Messaging products decreased by $19.7 million, or 39.8%, to $29.7 million for the nine months ended September 30, 2014 from $49.4 million for same period in 2013. Revenues from Enhanced Messaging products decreased due to a large initial deployment in 2013 that we did not have in 2014.

Cost of Revenue and Gross Profit

	Nine Months Ended September 30,
		% of Related		% of Related	Change
	2014	Revenue	2013	Revenue	Amount	%
	(in thousands)
Cost of Revenue
Software products	$34,258	44.2%	$28,220	48.6%	$6,038	21.4%
Maintenance	9,364	50.4%	5,543	34.4%	3,821	68.9%
Total	$43,622	45.4%	$33,763	45.5%	$9,859	29.2%
Gross Profit
Software products	$43,245	55.8%	$29,832	51.4%	$13,413	45.0%
Maintenance	9,201	49.6%	10,566	65.6%	(1,365)	(12.9)%
Total	$52,446	54.6%	$40,398	54.5%	$12,048	29.8%
Our cost of revenue increased $9.9 million, or 29.2%, to $43.6 million for the nine months ended September 30, 2014 from $33.8 million for the same period in 2013. Cost of revenue increased due to an increase in revenues, as well as increased operations personnel costs to expand into new markets.
Total gross profit increased $12.0 million, or 29.8%, to $52.4 million for the nine months ended September 30, 2014 from $40.4 million for same period in 2013. Gross profit margin remained essentially unchanged at 54.6% for the nine months ended September 30, 2014 from 54.5% for same period in 2013.
Operating Expenses

	Nine Months Ended September 30,
		% of Total		% of Total	Change
	2014	Revenue	2013	Revenue	Amount	%
	(in thousands)
Research and development	$21,281	22.2%	$16,934	22.8%	$4,347	25.7%
Sales and marketing	23,223	24.2%	14,331	19.3%	8,892	62.0%
General and administrative	16,231	16.9%	15,106	20.4%	1,125	7.4%
Total	$60,735	63.3%	$46,371	62.5%	$14,364	31.0%
Research and Development
Research and development expenses increased by $4.3 million, or 25.7%, for the nine months ended September 30, 2014, compared to the same period in the prior year. Research and development expense increased as we added headcount to enhance existing products and develop future product capability and new customer solutions.
Sales and Marketing
Sales and marketing costs increased by $8.9 million for the nine months ended September 30, 2014, compared to the same period in the prior year. The growth in sales and marketing expense was primarily due to an increase in personnel costs and related expense to further enhance direct selling opportunities and to support sales growth into additional geographic areas.
General and Administrative
General and administrative expenses increased by $1.1 million for the nine months ended September 30, 2014, compared to the same period in the prior year. The growth in general and administrative expense was primarily due to an increase in personnel costs and related expenses of approximately $1.9 million and increased cost of being a public company of approximately $0.9 million, driven by a headcount increase to support our growth. This increase was offset by a reduction in our professional services expense of approximately $1.0 million and bad debt expense of approximately $0.7 million due to our increased collection efforts. The remaining increase is due to our overall growth.

Net Interest Expense

	Nine Months Ended September 30,
		% of Total		% of Total	Change
	2014	Revenue	2013	Revenue	Amount	%
	(in thousands)
Interest income	$(87)	(0.1)%	$(12)	—%	$(75)	625%
Interest expense	1,638	1.7%	2,187	2.9%	(549)	(25.1)%
Total net interest expense	$1,551	1.6%	$2,175	2.9%	$(624)	(28.7)%
Net interest expense decreased by $0.6 million for the nine months ended September 30, 2014, compared to the same period in the prior year. The decrease was primarily attributable to the amendment made to our debt facility in March 2014, which lowered the overall interest rate on our outstanding debt balances.
Foreign Exchange
Foreign exchange loss was essentially unchanged at $2.3 million, for the nine months ended September 30, 2014 compared to the same period in 2013.
Income Tax Expense
Income tax benefit was $0.2 million for the nine months ended September 30, 2014 compared to income tax expense of $2.0 million for the same period in 2013.  The decrease in income tax expense is related primarily to the release of valuation allowance against deferred tax assets, reduced foreign withholding taxes and a reduction in the FIN48 liability recorded in the nine months ended September 30, 2014 .

Liquidity and Capital Resources
We have funded our operations from 2005 to September 30, 2014 primarily with net proceeds from issuances of preferred stock of approximately $105 million, net proceeds from our IPO of approximately $44.8 million, net proceeds from our follow-on public common stock offering of approximately $41.7 million and, to a lesser extent, borrowings under credit facilities.
As of September 30, 2014, our capital resources consisted principally of cash and cash equivalents totaling $64.4 million. Our cash and cash equivalents are comprised primarily of money market funds and time deposits.
We restructured our loan arrangement with Silicon Valley Bank during the first quarter of 2014 to reduce our financing costs. We also used a portion of our initial public offering proceeds to repay the entire $15 million outstanding principal amount under our subordinated loan agreement with Silver Lake Waterman in the first quarter of 2014 and terminated our Silver Lake Waterman loan. Our Silicon Valley Bank loan arrangement is described below.
Cash continues to be used in operations and we expect that our current loan agreement with Silicon Valley Bank (or refinancing thereof), cash generated from operations and the net proceeds of our IPO and follow-on offering will provide cash sufficient to meet our currently anticipated cash requirements for at least the next twelve months.
Our cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013	Change
Cash Provided by (Used in)
Operating	$(12,971)	$(16,978)	$4,007
Investing	$(4,334)	$(1,962)	$(2,372)
Financing	$42,700	$20,017	$22,683
Operating Activities
Cash flows from operating activities are an additional measure of our overall business performance, as it enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation, amortization and stock-based compensation expense.

Cash flow used in operating activities during the nine months ended September 30, 2014 consisted primarily of a net loss of $13.7 million as well as working capital requirements and other activities of $0.8 million. The decrease in cash used in operating activities during the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to increased working capital needs to support the continued growth of the business.
Investing Activities
Our investing activities have consisted primarily of purchases of equipment, including software.
For the nine months ended September 30, 2014, net cash used for investing activities was $4.3 million, compared to $2.0 million for the nine months ended September 30, 2013. Capital expenditures increased by $2.3 million during the nine months ended September 30, 2014 compared to the same period in the prior year, primarily due to the acquisition of computer hardware and other equipment.
Financing Activities
Our financing activities have consisted primarily of our follow-on public offering of common stock and the incurrence and repayment of indebtedness under loan arrangements.
For the nine months ended September 30, 2014, net cash provided by financing activities was $42.7 million, consisting primarily of proceeds from our August 2014 follow-on offering of common stock. The increase in cash provided by financing activities during the nine months ended September 30, 2014 compared to the same period in 2013 was mainly due to the follow-on offering proceeds, offset by the decrease in net borrowings of approximately $20.0 million compared to the same period in the prior year.
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

Silicon Valley Bank Loan
On March 6, 2014, we entered into an Amended and Restated Loan Agreement with SVB to replace our former $22.5 million Senior Loan facility with SVB. The Amended and Restated Loan Agreement includes a five-year term loan of $25.0 million (“Term Loan”), a $15.0 million secured revolving line of credit (“Revolver”) and a $5 million secured line for letters of credit, foreign exchange and cash management services. The Term Loan has an initial floating interest rate of 2.75% above the U.S. prime rate, subject to a minimum interest rate of 4.25% and is secured by substantially all of our assets, including intellectual property. At September 30, 2014, the interest rate was 6.0%. After the achievement of the one of the two performance triggers described in the following sentence, the interest rate will be reduced to 2.25% above the U.S. prime rate; after the achievement of the second performance trigger the interest rate will be further reduced to 1.75% above the U.S. prime rate. The performance triggers are the following: (i) our achievement, on a consolidated basis, of positive EBITDA (as defined in the loan agreement) for two consecutive fiscal quarters, and (ii) the completion of an equity offering resulting in net proceeds to the Company of at least $50 million. The Term Loan provides for monthly payments of interest only until April 1, 2015; thereafter we are required to repay the outstanding principal amount in 48 monthly installments. The Term Loan has a maturity of March 1, 2019. If we prepay the Term Loan within one year of the Amended and Restated Loan Agreement, we will have to pay a prepayment premium of $250,000; thereafter, the Term Loan may be prepaid without penalty.
Under the Revolver, we may draw up to 80% of eligible domestic trade receivables, 70% of eligible foreign trade receivables and 35% of eligible accrued but unbilled accounts up to a maximum of $15.0 million. The Revolver has a three-year term and bears interest at a floating interest rate of 1% above the U.S. prime rate, subject to a minimum interest rate of 4.25% and is secured by substantially all of our assets, including intellectual property. We are also required to pay an unused facility fee, monthly in arrears, of 0.25% per annum of the unused amount of the Revolver. The Revolver may be prepaid at any time without penalty. As of September 30, 2014, we had no borrowings outstanding on our Revolver and had $15.0 million available.
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
The Amended and Restated Loan Agreement contains certain restrictive covenants that limit our ability to, among other things, incur liens on the our assets or incur additional debt, pay dividends, make investments or engage in acquisitions, and that prevent dissolution, liquidation, merger or a sale of our assets without the prior consent of SVB. The agreement also contains usual and customary events of default, the occurrence of which may result in all outstanding amounts under the loan agreement becoming due and payable immediately, and also imposes an interest penalty of an additional 5% above the otherwise applicable interest rate at any time when an event of default is continuing. As of September 30, 2014, we were in compliance with all covenants under the Amended and Restated Agreement.

Contractual Obligations and Commercial Commitments
The following table discloses aggregate information about our contractual obligations and periods in which payments are due as of September 30, 2014 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$6,629	$1,779	$2,751	$1,493	$606
Silicon Valley Bank term loan (1)	25,000	3,125	12,500	9,375	—
Total	$31,629	$4,904	$15,251	$10,868	$606

(1)
The Silicon Valley Bank term loan matures in March 2019. The initial interest is payable at a floating rate of 2.75% above the U.S prime rate, subject to a minimum interest rate of 4.25%, which was 6.0% at September 30, 2014. We are required to make monthly interest-only payments through March 2015.

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
Non-GAAP net loss per share. We define non-GAAP net loss per share as non-GAAP net income divided by the non-GAAP weighted-average common shares outstanding, which assumes the conversion of preferred shares at the beginning of the period.

Mavenir Systems, Inc. and Subsidiaries
Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Software Products
Revenue	$27,311	$20,788	$77,503	$58,052
Cost of revenue	12,393	10,806	34,258	28,220
Amortization and depreciation	279	133	755	375
Stock-based compensation	221	131	431	131
Gross profit (GAAP)	14,918	9,982	43,245	29,832
Gross profit (Non-GAAP)	15,418	10,246	44,431	30,338
Maintenance
Revenue	$6,741	$5,183	$18,565	$16,109
Cost of revenue	3,677	2,716	9,364	5,543
Gross profit (GAAP)	3,064	2,467	9,201	10,566
Gross profit (Non-GAAP)	3,064	2,467	9,201	10,566
Total Revenue	$34,052	$25,971	$96,068	$74,161
Total Gross Profit (GAAP)	$17,982	$12,449	$52,446	$40,398
Gross Profit Margin % (GAAP)	52.8%	47.9%	54.6%	54.5%
Gross Profit (Non-GAAP)	$18,482	$12,713	$53,632	$40,904
Gross Profit Margin % (Non-GAAP)	54.3%	49.0%	55.8%	55.2%
Operations Expenses
R&D (GAAP)	$7,958	$5,436	$21,281	$16,934
Amortization and depreciation	527	284	1,584	777
Stock-based compensation	218	209	536	209
R&D (Non-GAAP)	$7,213	$4,943	$19,161	$15,948
S&M (GAAP)	$8,124	$4,675	$23,223	$14,331
Amortization and depreciation	—	—	—	—
Stock-based compensation	285	400	692	400
S&M (Non-GAAP)	$7,839	$4,275	$22,531	$13,931
G&A (GAAP)	$5,737	$5,745	$16,231	$15,106
Amortization and depreciation	530	638	1,607	1,697
Stock-based compensation	633	121	1,412	421
G&A (Non-GAAP)	$4,574	$4,986	$13,212	$12,988
Total Operating Expenses (GAAP)	$21,819	$15,856	$60,735	$46,371
Operating Expenses (Non-GAAP)	$19,626	$14,204	$54,904	$42,867
Operating Loss (GAAP)	$(3,837)	$(3,407)	$(8,289)	$(5,973)
Net interest	404	1,068	1,551	2,175
Loss on early extinguishment of debt	—	—	1,783	—
Foreign exchange loss (gain)	2,221	(316)	2,275	2,328
Income taxes	(657)	354	(157)	1,972
Net Loss (GAAP)	$(5,805)	$(4,513)	$(13,741)	$(12,448)
Operating Income (Loss) (Non-GAAP)	$(1,144)	$(1,491)	$(1,272)	$(1,963)
Net interest	404	1,068	1,551	2,175
Income taxes	(657)	354	(157)	1,972
Adjusted for uncertain tax positions component	(102)	—	184	—
Net Loss (Non-GAAP)	$(789)	$(2,913)	$(2,850)	$(6,110)

Mavenir Systems, Inc. and Subsidiaries
Non-GAAP Net Loss Per Share
(all shares are weighted-average outstanding for period presented)
( In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
GAAP weighted-average common shares outstanding	27,392	1,348	25,012	1,342
Conversion of preferred shares *	—	16,452	—	16,452
Adjusted weighted-average common shares outstanding	27,392	17,800	25,012	17,794
Non-GAAP net loss	$(789)	$(2,913)	$(2,850)	$(6,110)
Non-GAAP net loss per share	$(0.03)	$(0.16)	$(0.11)	$(0.34)

*	Assumes conversion of preferred shares at beginning of period
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
Interest Rate Risk
Cash held in our operating business units is generally available for local operations. Most of our cash is retained by our U.S. business. The majority of these funds are in low to zero interest bank accounts. Our borrowings under our Term Loan and Revolver with Silicon Valley Bank are at variable rates based on the U.S. prime rate and, as a result, increases in interest rates would generally result in increased interest expense on outstanding borrowings. A one-percent increase above the minimum floor calculation would increase our interest expense by as much as $0.3 million if the entire facilities were drawn throughout the year.

Foreign Currency Exchange Risk
We have significant international operations with subsidiaries and operations in eight countries outside of the U.S. and as such we face exposure to adverse movements in foreign currency exchange rates. While these exposures may change over time as business practices evolve, adverse movements in foreign currency exchange rates may have a material adverse impact on our financial results. Our primary exposures have been related to non-U.S. dollar-denominated net operating income or net operating losses. As a consequence, our results of operations would generally be adversely affected by an increase in the value of the U.S. dollar relative to the currencies of the countries in which we are profitable and a decrease in the value of the U.S. dollar relative to the currencies of the countries in which we are not profitable. However, based on the locations of our international operations and the amount of our operating results denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates as of September 30, 2014, to have a material effect on our financial position or results of operations. If and when our international business grows substantially, relative to our U.S. business, the net exposure is likely to increase as will the impact of foreign exchange rate movements.
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
We recorded net transaction losses of $2.2 million and approximately $2.3 million for the three and nine months ended September 30, 2014, respectively, compared to a gain of $0.3 million and loss of $2.3 million for the same periods in 2013.

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
As of September 30, 2014, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon the evaluation, and due to the presence of the material weakness in internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2013, our chief executive officer and chief financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level.
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
As part of ongoing efforts to improve the design and operating effectiveness of our internal control environment and remediate this material weakness over financial reporting, we have provided training on how to document reviews to a level of precision sufficient to reduce the risk of error to an acceptable level. We have implemented a system which interfaces with our general ledger and allows us to automate the review and approval of reconciliations. We have begun to evaluate automated journal entry review and approval options and will implement a manual review process in the fourth quarter of 2014. Additionally, we continue the documentation and testing of our internal control over financial reporting. Management expects remediation efforts to progress throughout 2014, as we continue to improve our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds from Public Offering of Common Stock
In November 2013, we closed our IPO, in which we sold 5,320,292 shares of common stock and certain selling stockholders sold 129,708 shares of common stock at a price to the public of $10.00 per share, before underwriting discounts and commissions. The aggregate offering price for shares sold in the offering was approximately $53.2 million. In December 2013, the underwriters exercised a 30-day option to purchase additional shares of common stock at the initial public offering price, resulting in the issuance of an additional 145,339 shares for additional proceeds of approximately $1.5 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act of 1933, as amended, ("Securities Act") pursuant to a registration statement on Form S-1 (File No. 333-191563), which was declared effective by the SEC on November 5, 2013 and a registration statement on Form S-1 (File No. 333-192148), which became automatically effective on November 6, 2013 pursuant to Rule 462(b) under the Securities Act. The offering commenced as of November 6, 2013 and did not terminate before all of the securities registered under the registration statements were sold. Morgan Stanley, BofA, Merrill Lynch, Deutsche Bank Securities and Needham & Company acted as the underwriters.
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
On November 19, 2013, we repaid $10.0 million outstanding under our senior loan with SVB. On March 5, 2014, we repaid the full $15.0 million amount outstanding under our subordinated loan agreement with Silver Lake Waterman Fund (“Silver Lake”). In addition to the repayment to Silver Lake, we estimate that we used approximately $16.3 million of the proceeds from our IPO for working capital and other general purposes during the nine months ended September 30, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(a) The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
10.1	Amended and Restated 2013 Employee Stock Purchase Plan.	—	—	—	—	X
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X
101**	Condensed Consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014, formatted in XBRL.	—	—	—	—	X

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

**
The following condensed consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, formatted in XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: October 27, 2014

Mavenir Systems, Inc.

By	/s/ Terry Hungle
Terry Hungle
Chief Financial Officer Principal financial officer and duly authorized signatory

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
10.1	Amended and Restated 2013 Employee Stock Purchase Plan.	—	—	—	—	X
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).	—	—	—	—	X
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).	—	—	—	—	X
101**	Condensed Consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014, formatted in XBRL.	—	—	—	—	X

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

**
The following condensed consolidated financial statements from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, formatted in XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.