Form 10-K
period 2014-12-31
MAVENIR SYSTEMS INC
filed 2015-03-03
CIK 1361470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of common shares based on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $373.6 million.
As of February 26, 2015, there were 28,975,992 shares of the registrant’s common stock, par value $0.001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement relating to the 2015 Annual Meeting of Shareholders of Mavenir Systems, Inc., which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2014, are incorporated by reference in Item 10, Item 11, Item 12, Item 13 and Item 14 of Part III of this Form 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
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
Forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding our revenue, expenses, sales, operations and profitability;

•	commercial acceptance of 4G LTE technology;

•	the development of markets for our products and solutions;

•	our ability to attract and retain customers;

•	future purchases of our solutions and support and maintenance services by existing customers;

•	the potential loss of or reductions in orders from our significant customers;

•	our ability to compete in our industry and innovation by our competitors;

•	our ability to anticipate market needs or develop new or enhanced solutions to meet those needs;

•	our ability to successfully identify, manage and integrate any potential acquisitions;

•	our ability to establish and maintain intellectual property protection for our solutions;

•	our ability to hire and retain key personnel;

•	our ability to integrate recent acquisitions into our portfolio of products and services, as well as culturally; and

•	our anticipated cash needs and our estimates regarding our capital requirements.
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

In 2014 we broadened our product portfolio with the introduction of our Evolved Packet Core (“EPC”). With the introduction of this solution, Mavenir is able to separate the signaling from the forwarding planes and offer secure access to mobile devices on Wi-Fi access and enabling seamless mobility to the macro cellular network.

Additionally, in November of 2014, we acquired Stoke Inc. (“Stoke”). This acquisition strengthened our Security Gateway which allows our solution to secure 4G LTE traffic from the LTE radio access network to the mobile operator’s EPC network. Additionally, Stoke has strong customer presence in Japan and thus, through this acquisition Mavenir was able to gain a strong foothold in the Japanese market, a market that Mavenir had not previously invested in.
In January of 2015, we continued to strengthen our product portfolio and extend our customer reach with the acquisition of Ulticom Inc. (“Ulticom”). Ulticom delivers the Diameter Signaling Controller, which is a key technology used for authentication, authorization, and accounting in modern telecommunications networks.
We commenced operations in 2005 and began product sales in 2007. For the year ended December 31, 2014, our revenue was $129.8 million, representing 28% year-over-year growth. For the year ended December 31, 2013, our revenue was $101.3 million, representing 37.2% year-over-year growth. For the year ended December 31, 2012, our reported revenue was $73.8 million, compared with $48.2 million for the year ended December 31, 2011. In addition, our operating loss was $(17.1) million, $(7.7) million and $(14.6) million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Modular Platform for Next-Generation Communication Solutions. Our mOne® Convergence Platform is based on a flexible software architecture that enables mobile service providers to provide IP-based voice, video, rich communications and advanced messaging applications to their subscribers. We have worked closely with many of our mobile service provider customers to understand their unique requirements and have developed a platform with the specific product features that are most relevant to help them achieve their strategic priorities. Our modular platform approach allows mobile service providers to selectively deploy the services they want for their subscribers, with the ability to add additional services and scale as needed. We believe that our ability to provide mobile service providers with customized deployment strategies, which allow them to gradually add services, gives us a significant competitive advantage. Our EPC products are built on this same flexible platform and provides for an elegant deployment of multiple Mavenir products in the core of a mobile operators network. The addition of the Security Gateway products from the Stoke acquisition and the Diameter Signaling Controller products from the Ulticom acquisition, further extend the completeness and flexibility of Mavenir’s platform.
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
Our Strategy
Our goal is to establish our position as the leading global provider of 4G LTE solutions, providing a full suite of solutions for the core of the mobile operators’ networks. Initially we have incurred and will continue to incur significant sales and marketing expenses to capture new product opportunities principally from our existing customer base. Additionally, as we win these new product sales we expect to incur considerable product and employee related expenses for technology trials, market trials, initial testing and deployment of our solutions. As we expand our product footprint within our customers we expect significant expansion of business with these individual customers with considerably lower ongoing expenses. We expanded our product portfolio in 2014 with the development of our EPC product and with the acquisition of Stoke and its Security Gateway product. We continued with that strategy in January 2015 with the acquisition of Ulticom and its Diameter Signaling Controller. The resulting increased sales and improving margins driven by relative cost efficiencies are expected to drive improvement in our overall profitability. Key elements of our strategy include:
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
Our Products
Our products support services in two broad categories — Voice and Video and Enhanced Messaging. The products can be sold individually or packaged together as fully integrated solutions that we deliver to our customers. Revenues from our Voice and Video product group comprised 69.5%, 30.8% and 34.1% of our revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Revenues from our Enhanced Messaging product group comprised 30.5%, 69.2% and 65.9% of our revenues for the years ended December 31, 2014, 2013 and 2012, respectively. The functions provided by our products are described below.

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
Evolved Packet Core, or EPC:
Our EPC, which includes the Mobility Management Entity or MME, the System Architecture Evolution Gateway or SAE-GW, and the Evolved Packet Data Gateway or ePDG, is a 3GPP compliant software solution incorporating SDN principles to completely separate the signaling and forwarding planes. This innovative architecture enables operators to meet the challenges of increasing data usage and decreasing ARPU by reducing backhaul costs and decreasing the number of complex nodes in the network. Our fully virtualized solution can scale from the thousands of users to tens of millions, all on COTS hardware. The ePDG is a critical part of next generation Wi-Fi calling, offering secure access to mobile devices on Wi-Fi access and enabling seamless mobility to the macro cellular network. Our EPC solution also includes a Security Gateway which is used to secure 4G LTE traffic from the LTE RAN to the mobile operator’s EPC network.
Diameter Signaling Controller, or DSC:
Our Diameter Signaling Controller (DSC) helps operators manage the Diameter traffic flows that are prevalent in today's LTE and IMS networks. Diameter is a key technology used for authentication, authorization, and accounting in modern telecommunications networks. In particular, as Mobile Network Operators (MNOs) move forward to deploy LTE, they eventually confront challenges relating to scale, security, and interoperability. With our DSC, network integrity is provided through configurable security features, including network topology hiding, robust load distribution, congestion management, and signaling storm isolation. Our DSC also helps prevent and mitigate overload of critical resources such as policy servers, home subscriber servers, and online charging. With the ability to route on any Attribute/Value pair, our DSC enables Service-Oriented Routing™. Interworking between incompatible Diameter implementations is provided via powerful and flexible scripting support, enabling planned and ad hoc response to special routing needs and interoperability challenges.
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

Customers
Our primary customers are mobile service providers that are deploying or seeking to deploy next-generation converged communications services, such as VoLTE and RCS, over 4G LTE networks. We sell our products directly and through channel partners and system integrators. We continued to grow our next-generation customer base in 2014, winning 11 new customers for our voice and video products and 5 new customers for our enhanced messaging products. Additionally, we extended our customer reach into Japan with the acquisition of Stoke.
Revenue from customers located outside the United States represented 51% of our total revenue in 2014, 58% of our total revenue in 2013 and 54% of our total revenue for the year ended December 31, 2012.
In 2014, T-Mobile USA accounted for 39% of our total revenue. In 2013 AT&T, T-Mobile USA (now includes MetroPCS), and Deutsche Telekom accounted for approximately 20%, 17%, and 13%, respectively, of our total revenue. In 2012, AT&T, MetroPCS, T-Mobile USA and Vodafone accounted for 21%, 13%, 11% and 10%, respectively, of our total revenue. No other end customer accounted for more than 10% of our revenue in those respective periods.
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
Sales and Marketing
As of December 31, 2014, we had a total sales and marketing staff of 115 employees, with 56 located in the Americas, 33 located in Europe, the Middle East and Africa (EMEA) and 26 in the Asia-Pacific region. Our sales and marketing expenses were $34.2 million, $20.5 million and $20.6 million in the years ended December 31, 2014, 2013 and 2012, respectively.
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
For the years ended December 31, 2014, 2013 and 2012 respectively, approximately 72%, 48% and 44% of our revenues resulted from our direct sales team.
Channel Partner Relationships. We have developed relationships with a number of channel partners, including Cisco Systems and other Value Added Resellers (VARs). These relationships have allowed us to reach a broader mobile service provider market than was possible through our direct sales efforts.
For the years ended December 31, 2014, 2013 and 2012, respectively, approximately 28%, 52% and 56% of our revenues resulted from our channel partner relationships.
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
Continued investment and innovation in research and development is critical to our business. As of December 31, 2014, we had approximately 638 engineering development personnel located in the United States, India, China and other countries. These personnel are skilled with deep domain expertise in the diverse areas of telecommunications, IP networking, software development, web technologies, and have successfully delivered high-availability voice and video telephony applications leveraging cloud computing and open source software. We deliver end-to-end solutions combining our products and best-of-breed third-party components. This open approach is supported by a highly scalable software platform, flexible software architecture and a skilled employee base. Our delivery of the first operational VoLTE solution at MetroPCS (now part of T-Mobile) in a complex multi-vendor environment illustrates our position at the forefront of the technology space and our ability to execute in a demanding customer environment.
Our research and development expenses were $30.5 million, $22.8 million and $23.3 million during the years ended December 31, 2014, 2013 and 2012, respectively.
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
Intellectual Property
Our success depends to a significant degree upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary confidentiality and other contractual protections. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and non-U.S. patent applications related to our proprietary technology, inventions and improvements that are important to the development of our business. As of December 31, 2014, we had been issued 21 U.S. patents and 28 non-U.S. patents. In addition, as of December 31, 2014, we had a total of 11 patent applications pending in the United States, and 32 pending non-U.S. patent applications. Many of the non-U.S. patents and applications are counterparts to the U.S. patents or certain of the U.S. patent applications.
Our U.S. patents are scheduled to expire at various dates between March 2021 and May 2031. The expiration dates of our pending U.S. patent applications, if those applications are issued as patents, will presently be as late as November 2034. Our non-U.S. patents are scheduled to expire at various dates between August 2021 and July 2028. The expiration dates of our pending non-U.S. patent applications if those applications are issued as patents, will presently be as late as October 2033.
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

Employees
As of December 31, 2014, we had 1,183 full-time employees, 638 of whom were primarily engaged in engineering, 115 of whom were primarily engaged in sales and marketing, 328 of whom were primarily engaged in providing implementation and professional support services and 102 of whom were primarily engaged in administration and finance. These employees are located in the United States, India, China, the United Kingdom, Canada, Australia, Croatia, Germany, Singapore, France, the Netherlands, and other locations globally. While the laws of certain of the jurisdictions in which we have employees do not require employees to advise us of union membership, to our knowledge, none of our employees is represented by a labor union or covered by a collective bargaining agreement, except that all of our several employees located in Finland are covered by a collective bargaining agreement. We consider our relationship with employees to be good.
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
We have incurred significant losses in each year since inception. As a result of ongoing net losses, we had an accumulated deficit of $138.2 million at December 31, 2014. We expect to continue to incur significant product development, sales and marketing, administrative and other expenses. We have only a limited operating history on which you can base your evaluation of our business and our ability to increase our revenue. We commenced operations in 2005 and began product sales in 2007. We will need to generate significant additional revenue to achieve and maintain profitability, and even if we achieve profitability, we cannot be sure that we will remain profitable for any substantial period of time. To the extent we are unable to become or remain profitable, the market price of our common stock will probably decline.
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
Mobile service providers have delayed implementation of 4G LTE technology for one or a number of reasons, including costs associated with transitioning, costs of handsets, and that their subscribers may not be willing or able to pay for any increased costs of plans that result from the implementation of 4G LTE technology. As a result, if widespread move to 4G LTE technology continues at a slower pace than we expect, our future revenue growth will be materially and adversely affected.
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
Our future success depends significantly on our ability to sell our solutions to mobile service providers operating wireless networks that serve large numbers of subscribers and transport high volumes of traffic. The mobile communications services industry historically has been concentrated among a relatively small number of providers. For example, as of June 2014, the largest twenty mobile service providers in the world, as measured by number of mobile device connections, accounted for approximately 43% of total mobile device connections globally. Because the twenty largest mobile service providers continue to constitute a significant portion of the market for mobile communications equipment, our success depends significantly on our ability to sell solutions to them. Additionally, if we fail to expand our customer base to include additional customers that deploy our solutions in large-scale networks serving significant numbers of subscribers, our revenue growth will be limited.

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
We derive a substantial portion of our total revenue in any fiscal period from a limited number of mobile service provider customers as a result of the relatively concentrated nature of our target market and the relatively early stage of our development. During any given fiscal period, a small number of customers may account for a significant percentage of our revenue. For example, one of our customers (T-Mobile USA) accounted for approximately 39% of our total revenue for the year ended December 31, 2014. Generally, we do not have and we do not enter into multi-year purchase contracts with our customers, nor do we have contractual arrangements to ensure future sales of our solutions to our existing customers. Our inability to generate anticipated revenue from our key existing or targeted customers, or a significant shortfall in sales to them, would significantly reduce our revenue and adversely affect our business. Our operating results in the foreseeable future will continue to depend on our ability to effect sales to existing and other large mobile service provider customers.
We have relied significantly on channel partners to sell our solutions in domestic and international markets, and if we are unable to maintain successful relationships with them, our business, operating results, liquidity and financial condition could be harmed.
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
The reduction in or loss of sales by these channel partners could materially reduce our revenue, either temporarily or permanently. For example, our reseller agreement with Cisco, accounted 19% of our revenue for the year ended December 31, 2014. We cannot assure you that our channel partners will continue to cooperate with us when our reseller agreements expire or are up for renewal. If we fail to maintain successful relationships with our channel partners, fail to develop new relationships with other channel partners in new markets, fail to manage, train or incentivize existing channel partners effectively, fail to provide channel partners with competitive solutions on terms acceptable to them, or if these partners are not successful in their sales efforts, our revenue may decrease and our operating results could suffer.
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
Many of our customers are large mobile service providers that have substantial purchasing power and leverage in negotiating contractual arrangements with us, including pricing terms, aggressive timelines, penalties and liquidated damages. Any of our present or future mobile service provider customers may require us to develop additional features, undertake additional testing, and/or may impose penalties, service credits or seek damages relating to product or support performance issues such as delivery, warranty, outages and response times. As we seek to sell more solutions to these mobile service providers, we may be required to agree to more onerous terms and additional performance-based terms and conditions, which may increase cost of sales, affect the timing of revenue recognition or adversely affect our operating results.

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

•	consolidation within the telecommunications industry, including acquisitions of or by our mobile service provider customers;

•	general economic conditions in our markets, both domestic and international, as well as the level and pace of discretionary IT spending by businesses and of service choices by individual consumers;

•	fluctuations in foreign exchange rates;

•	variability and unpredictability in the rate of growth in the markets in which we compete;

•	costs related to acquisitions and integration of any acquisitions; and

•	corporate restructurings.

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
Historically, the communications industry has experienced, and it may continue to experience, consolidation and an increased formation of alliances among mobile service providers and between mobile service providers and other entities. Should one of our significant mobile service provider customers consolidate or enter into an alliance with another customer, it is possible that the combined entity could reduce capital expenditures on technology that requires our solutions. It is also possible that such combined entity could decide to either use a different supplier or to renegotiate its supply and service arrangements with us. These consolidations or alliances may cause us to lose customers or require us to reduce prices as a result of enhanced customer leverage, which could have a material adverse effect on our business. We may not be able to offset the effects of any price reductions. We may not be able to expand our customer base to make up any revenue declines if we lose customers or business.
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
We have substantially expanded our overall business, number of customers, headcount and operations in recent periods. Our expansion and continued growth has placed, and will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. Our business model reflects our operation with limited infrastructure, support and administrative headcount, so risks related to managing our growth are particularly salient and we may not have sufficient internal resources to adapt or respond to unexpected challenges. Although we have put certain policies and procedures in place, certain of these policies have recently been adopted or recently changed. We also continue to improve and expand our policies and implement procedures but we have limited staff responsible for their implementation, training and enforcement. If we are unable to manage our growth successfully, or if our control systems do not operate effectively, our ability to provide high quality solutions and services could be harmed, which would damage our reputation and brand, and our business and operating results would suffer.
Unfavorable general economic conditions in countries where we operate could negatively impact our financial performance.
Unfavorable general economic conditions, such as a recession or economic slowdown in one or more of the countries in which we operate, could negatively affect consumer demand for our products, the ability of mobile service providers to seek our services and to pay for our services or obtain financing, if needed.
Consumer purchases of discretionary items tend to decline during recessionary periods or hard economic times when disposable income is lower. Consumers may shift away from high priced phone and data services and opt for lower-priced product offerings such that mobile service providers may be less apt to undertake the purchase of our products and/or delay the purchase or spread the purchase of such product solutions out over time. In addition, the disruption in the credit markets could impact our ability to manage normal commercial relationships with our customers, supplies and creditors in such countries. If the current economic situation deteriorates significantly in the countries in which we operate, our business could be negatively impacted due to consumer preferences, supplier or customer disruptions resulting from tighter credit markets or other economic factors.
If we undertake business combinations and acquisitions, they may be difficult to close or integrate, or they could disrupt our business, dilute stockholder value or divert management’s attention.
We have completed a few business acquisitions to date. The primary purpose of the acquisitions were to gain access to additional customers, and expand on our infrastructure and our strategic product portfolio while gaining some skilled resources. In the future, we may continue to support our growth through acquisitions of businesses, services or technologies that we perceive to be complementary or otherwise beneficial to us. Current and/or future acquisitions have and may involve risks, such as:

•	misjudgment with respect to the value, return on investment or strategic fit of any acquired operations or assets;

•	challenges associated with integrating acquired technologies, operations, financial reporting systems and cultures of acquired companies;

•	exposure to unforeseen liabilities;

•	diversion of management and personnel and other resources from day-to-day operations and longer than expected integration schedules;

•	possible loss of key employees, clients, suppliers and partners;

•	higher than expected transaction costs;

•	potential loss of commercial relationships and customers based on their concerns regarding the acquired business or technologies; and

•	additional dilution to our existing stockholders if we use our common stock as consideration for such acquisitions.
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
We have and continue to experience material weaknesses and significant deficiencies in our internal controls over financial reporting and we may experience additional material weaknesses or significant deficiencies in the future or otherwise fail to maintain an effective system of internal controls in the future, and may not be able to accurately report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.
As a result of becoming a public company, we are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting beginning with our Annual Report on Form 10-K for the year ended December 31, 2014. This assessment includes disclosure of any material weaknesses identified by our management in our internal controls over financial reporting. A material weakness is a deficiency or combination of deficiencies in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual and interim financial statements will not be detected or prevented on a timely basis.
Any material weakness could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our annual or interim combined financial statements that would not be prevented or detected on a timely basis. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses described above or avoid potential future material weaknesses.

We continue to enhance our computer systems processes and related documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal controls over financial reporting, we will be unable to assert that our internal controls over financial reporting are effective. If we are unable to conclude that our internal controls over financial reporting are effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would likely cause the price of our common stock to decline.

After we cease to be an emerging growth company under the federal securities laws, our independent registered public accounting firm will be required to express an opinion on the effectiveness of our internal controls over financial reporting. Until that time, it is possible that a material weakness in internal controls over financial reporting could remain undetected as a result of our exemption from these auditor attestation requirements under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. If we are unable to confirm that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.
We have incurred and will continue to incur significant additional costs as a result of being a public company and our management is required to devote significant time and attention to compliance matters.
We incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC and the national stock exchanges. These rules and regulations have increased our accounting, legal and financial compliance costs, and make some activities more time-consuming and costly. We expect those costs to increase in the future. For example, we are required to devote significant resources to complete the assessment and documentation of our internal control system and financial process under Section 404 of the Sarbanes-Oxley Act, including an assessment of the design, implementation and operating effectiveness of our information systems associated with our internal controls over financial reporting. We will continue to incur significant costs to remediate any material weaknesses we identify through these efforts. We also expect these rules and regulations to make it more expensive for us to maintain directors’ and officers’ liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as executive officers. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
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
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2014, we had U.S. federal net operating loss carryforwards of $115.0 million and total foreign net operating loss carryforwards $18.3 million. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. In the event that it is determined that we have in the past experienced an ownership change, or if we experience one or more ownership changes as a result of our initial public offering or future transactions in our stock, then we may be limited in our ability to use our net operating loss carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn. Any such limitations on the ability to use our net operating loss carryforwards and other tax assets could adversely impact our business, financial condition and operating results.
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
Our business is subject to complex and evolving U.S. and foreign laws and regulations. These laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations or declines in the growth of our business, or otherwise harm our business.
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including privacy, rights of publicity, data protection, content regulation, intellectual property, competition and taxation. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted or applied in ways that could harm our business, particularly in the new and rapidly evolving industry in which we operate. In addition, foreign data protection, privacy, consumer protection, content regulation and other laws and regulations are often more restrictive than those in the United States. In particular, the European Union and its member states traditionally have taken broader views as to types of data that are subject to privacy and data protection, and have imposed greater legal obligations on companies in this regard. A number of proposals are pending before federal, state and foreign legislative and regulatory bodies that could significantly disrupt or affect our business. Further, it is difficult to predict how existing laws and regulations will be applied to our business and the new laws and regulations to which we may become subject, and it is possible that they may be interpreted and applied in a manner that is inconsistent with our current operating practices. These existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products and services, significantly increase our operating costs, require significant time and attention of management and technical personnel and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices.
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
Our business depends in part on our ability to maintain adequate protection of our intellectual property for our technologies and solutions and potential solutions in the United States and other countries. We have adopted a strategy of seeking patent protection in the United States and in other countries with respect to certain of the technologies used in or relating to our solutions and processes. As of December 31, 2014, we had a total of 11 patent applications pending in the United States, and 32 pending non-U.S. patent applications, many of which are counterparts to our U.S. patents or patent applications. These patent applications are directed to aspects of our technology and/or to our methods and solutions that support our business. However, the issuance and enforcement of patents involve complex legal and factual questions. Accordingly, we cannot be certain that the patent applications that we file will result in patents being issued, or that our patents and any patents that may be issued to us will cover our technology or the methods or products that support our business, or afford protection against competitors with similar technology. Moreover, the issuance of a patent is not conclusive as to its validity, scope or enforceability, and competitors or other third parties might successfully challenge the validity, scope or enforceability of any issued patents should we try to enforce them. In addition, patent applications filed in other countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that non-U.S. patent applications will be granted even if corresponding U.S. patents are issued.
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
Our business depends in part on our ability to maintain adequate protection of our intellectual property for our technologies and solutions and potential solutions in the United States and other countries. We have adopted a strategy of seeking patent protection in the United States and in other countries with respect to certain of the technologies used in or relating to our solutions and processes. As of December 31, 2014, we had a total of 11 patent applications pending in the United States, and 32 pending non-U.S. patent applications, many of which are counterparts to our U.S. patents or patent applications. These patent applications are directed to aspects of our technology and/or to our methods and solutions that support our business. However, the issuance and enforcement of patents involve complex legal and factual questions. Accordingly, we cannot be certain that the patent applications that we file will result in patents being issued, or that our patents and any patents that may be issued to us will cover our technology or the methods or products that support our business, or afford protection against competitors with similar technology. Moreover, the issuance of a patent is not conclusive as to its validity, scope or enforceability, and competitors or other third parties might successfully challenge the validity, scope or enforceability of any issued patents should we try to enforce them. In addition, patent applications filed in other countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that non-U.S. patent applications will be granted even if corresponding U.S. patents are issued.
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
We currently use a limited number of suppliers for the standard servers and other standard hardware necessary to operate our solutions and to fulfill our customers’ orders on a timely basis. Although we have not experienced any significant supplier delays in the past, purchasing from third-party hardware suppliers exposes us to a limited risk of short-term unavailability of adequate supply because we do not have hardware manufacturing capabilities. In the event any such supplier ceases to supply us timely, qualifying a replacement hardware supplier could require thirty to sixty days, during which time there could be some delay in our scheduled delivery to one or more of our customers, potentially damaging that customer relationship and resulting in payment of liquidated damages or incurrence of service credits which would have a material adverse impact on our business, revenue, results of operations, financial condition and reputation.

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
We market, license and service our solutions globally and have a number of offices around the world. During the year ended December 31, 2014, 51% of our revenue was attributable to our customers outside of the United States, respectively. As of December 31, 2014, approximately 80% of our employees were located outside of the United States. We expect that our international activities will be dynamic over the foreseeable future as we continue to pursue opportunities in international markets. Therefore, we are subject to risks associated with having worldwide operations. These international operations will require significant management attention and financial resources.
International operations are subject to inherent risks and our future results could be adversely affected by a number of factors, including:

•	requirements or preferences for domestic products or solutions, which could reduce demand for our solutions;

•	differing technical standards, existing or future regulatory and certification requirements and required features and functionality;

•	management communication and integration problems related to entering new markets with different languages, cultures and political systems;

•	greater difficulty in collecting accounts receivable and longer collection periods;

•	difficulties in enforcing contracts;

•	difficulties and costs of staffing and managing operations outside of the United States;

•	the uncertainty of protection for intellectual property rights in some countries;

•	the uncertainty and costs of compliance with differing foreign laws and regulations;

•	potentially adverse tax consequences, including regulatory requirements regarding our ability to repatriate profits to the United States;

•	tariffs and trade barriers, export regulations and other regulatory and contractual limitations on our ability to sell our solutions in certain non-U.S. markets;

•	enforceability of contractual terms due to differing laws and regulations; and

•	political and economic instability and terrorism.
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
Our executive officers, directors, current five percent or greater stockholders and affiliated entities together owned approximately 61% of our common stock at December 31, 2014. These stockholders may in some instances exercise their influence in ways that you do not believe are in your best interests as a stockholder. In particular, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control would benefit our other stockholders. This significant concentration of share ownership may adversely affect the trading price for our common stock because some investors perceive disadvantages in owning stock in companies with concentrated equity ownership.

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
A significant portion of our total outstanding shares of common stock may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is operating successfully.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. At December 31, 2014, entities affiliated with North Bridge Venture Partners, entities affiliated with Austin Ventures, entities affiliated with Alloy Ventures, entities affiliated with Wellington Capital Management LLP, entities affiliated with August Capital and Goldman Sachs Asset Management owned, collectively, approximately 61% of our outstanding common stock. If one or more of them were to sell a substantial portion of the shares they hold, it could cause our stock price to decline.
Holders of an aggregate of approximately 14 million shares of our common stock currently have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
In addition, shares issued or issuable in connection with equity awards granted under our equity incentive plans as well as shares we may issue under our employee stock purchase plan will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, the lock-up agreements described above and Rules 144 and 701 under the Securities Act of 1933.

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
We also maintain sales, development or technical assistance offices in the following cities: Reading, United Kingdom; Espoo, Finland; North Sydney, Australia; Kuala Lumpur, Malaysia; Singapore; Shanghai, China; Bangalore, India; Cologne, Germany; Zagreb, Croatia; Santa Clara, California and Mount Laurel, New Jersey.
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
Our common stock has been listed on the New York Stock Exchange (the NYSE) under the symbol “MVNR” since November 7, 2013. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low sales price per share of our common stock as reported on the NYSE for the periods indicated:

	High	Low
Year Ended December 31, 2014
Fourth Quarter	$14.50	$9.36
Third Quarter	$15.35	$10.35
Second Quarter	$18.00	$11.87
First Quarter	$18.78	$10.25
Year Ended December 31, 2013
Fourth Quarter (from November 7, 2013)	$12.00	$8.50
On December 31, 2014, the last reported sale price of our common stock on the NYSE was $13.56 per share. As of December 31, 2014, we had 65 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Shareholder Return Performance Graph(1)
The following graph shows a comparison from November 7, 2013 (the date our common stock began trading on the NYSE) through December 31, 2014 of cumulative total return on assumed investment of $100.00 in cash in our common stock, the NYSE Composite Index, and the NYSE ARCA Tech 100 Index. Such returns are based on historical results and are not intended to suggest future performance.

	11/7/2013	12/31/2013	12/31/2014
Mavenir Systems, Inc.	$100.00	$116.86	$141.99
NYSE Composite Index	$100.00	$104.80	$109.22
NYSE ARCA Tech 100 Index	$100.00	$109.07	$124.58

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
None.
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
On November 19, 2013, we repaid $10.0 million outstanding under our senior loan with SVB. On March 5, 2014, we repaid the full $15.0 million amount outstanding under our subordinated loan agreement with Silver Lake. In addition to the repayment to Silver Lake, we used the remaining $19.8 million of the proceeds from our IPO for working capital and other general purposes during the year ended December 31, 2014.
(c) Issuer Purchases of Equity Securities
None.

Item 6.	Selected Financial Data
The following tables present our selected consolidated financial and operating data for the periods indicated. The summary consolidated statement of operations data for the years ended December 31, 2014, 2013 and 2012 and the summary consolidated balance sheet data as of December 31, 2014 and 2013 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The summary consolidated statement of operations data for the year ended December 31, 2011 and 2010 and the summary consolidated balance sheet data as of December 31, 2012, 2011, and 2010 have been derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future.
The summary financial information below should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K.

	December 31,
	2014 (4)	2013	2012	2011 (2) (3)	2010
				(as adjusted)
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Total revenue	$129,795	$101,308	$73,840	$48,184	$8,251
Cost of revenue	58,849	45,173	30,459	30,784	5,103
Gross profit	70,946	56,135	43,381	17,400	3,148
Total operating expenses	88,018	63,843	57,944	37,905	13,324
Operating loss	(17,072)	(7,708)	(14,563)	(20,505)	(10,176)
Net interest expense	1,966	3,185	383	61	108
Loss on early extinguishment of debt	1,783	—	—	—	—
Foreign exchange loss (gain)	4,699	1,901	(529)	1,182	(21)
Loss before income tax expense	(25,520)	(12,794)	(14,417)	(21,748)	(10,263)
Income tax expense	516	2,496	1,152	1,330	131
Net loss	$(26,036)	$(15,290)	$(15,569)	$(23,078)	$(10,394)
Net loss per share attributable to common shareholders (basic and diluted)	$(1.00)	$(3.57)	$(12.09)	$(19.96)	$(9.42)
Weighted average common shares outstanding (basic and diluted)	25,988	4,278	1,288	1,156	1,104
As adjusted net loss per share (1)	$(1.00)	$(0.82)	$(0.88)	$(1.31)	$(0.80)
As adjusted weighted-average shares outstanding used to compute net loss per share (1)	25,988	18,537	17,740	17,608	13,001

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

(3)
Total revenue for the year ended December 31, 2011 has been decreased by $1.3 million, from the previously reported amount of $49.5 million, to recognize the fair value ascribed to performance-based warrants issued to a channel partner in 2008. These warrants were earned in 2011, upon achievement of the performance milestone, and exercised in April of 2014. As a result of this adjustment, accumulated deficit increased by $1.3 million, with an offsetting increase in additional-paid-in capital of $1.3 million, as of December 31, 2011, 2012 and 2013.

(4)	On November 21, 2014, the Company acquired Stoke, Inc. ("Stoke"). The results of operations and financial condition of Stoke are included from the acquisition date of November 21, 2014.

	December 31,
	2014	2013 (1)	2012 (1)	2011 (1)	2010 (1)
				(as adjusted)
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$54,699	$38,930	$7,402	$19,466	$5,425
Working capital	72,798	58,179	16,281	18,781	5,812
Total assets	139,521	106,599	60,481	60,387	16,797
Long-term debt, net of current portion	21,797	23,423	14,700	—	—
Total liabilities	72,798	62,568	48,718	34,131	9,682
Total liabilities and shareholders’ equity	139,521	106,599	60,481	60,387	16,797

(1)
Total revenue for the year ended December 31, 2011 has been decreased by $1.3 million, from the previously reported amount of $49.5 million, to recognize the fair value ascribed to performance-based warrants issued to a channel partner in 2008. These warrants were earned in 2011, upon achievement of the performance milestone, and exercised in April of 2014. As a result of this adjustment, accumulated deficit increased by $1.3 million, with an offsetting increase in additional-paid-in capital of $1.3 million, as of December 31, 2011, 2012 and 2013.

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
We sell our solutions principally to wireless mobile service providers globally through our direct sales force or strategic third-party reseller partners. In 2014, 2013, and 2012, approximately 51%, 58% and 54%, respectively, of our revenue came from outside of the United States.
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
We had net losses of $(26.0) million, $(15.3) million and $(15.6) million in 2014, 2013, and 2012, respectively.
GAAP financial highlights for the year ended December 31, 2014 include:

•	For the year ended December 31, 2014, we generated revenues of $129.8 million, representing growth of 28.1% over 2013.

•	Revenues from our Voice and Video product group increased by 189.0% for the year ended December 31, 2014 compared to 2013.

•
We experienced revenue growth of 49.0% in the Americas region, 7.6% in the Europe, Middle East and Africa region, and 13.5% in the Asia-Pacific region, for the year ended December 31, 2014, as compared to 2013.

Non-GAAP financial highlights for the year ended December 31, 2014 include:

•	Non-GAAP gross profit increased to $72.6 million, or 56% of revenue, compared to $56.9 million, or 56.2% of revenue, in 2013.

•	Non-GAAP operating loss increased to $6.3 million, compared to a loss of $2.1 million in 2013.

•	Non-GAAP net loss increased to $8.9 million, compared to a loss of $7.8 million in 2013.
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
On November 18, 2014, we acquired Stoke, Inc., a Delaware corporation (“Stoke”). Stoke provides mobile gateway solutions to the broadband network industry. The Stoke acquisition is included in the consolidated financial statements from the date of acquisition.
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

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Revenues	$129,795	$101,308	$73,840
Gross Profit Margin	54.7%	55.4%	58.8%
Operating Loss	$(17,072)	$(7,708)	$(14,563)
Cash and Cash Equivalents	$54,699	$38,930	$7,402
Cash used in Operations	$(17,304)	$(20,498)	$(22,387)
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
General and Administrative Expenses. General and administrative expenses primarily consist of salary and personnel costs for administration, finance and accounting, legal, information systems and human resources employees, including stock-based compensation and bonuses. Additional expenses include consulting and professional fees, travel, insurance and other corporate expenses and gain or loss on disposal of assets. Expenses related to our acquisitions, including the amortization of intangible assets, are included.

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
The following table presents our stock-based compensation expense resulting from stock options and our employee stock purchase program that we recorded in our Consolidated Statement of Operations and Comprehensive Loss for 2014, 2013, and 2012 (in thousands):

	December 31,
	2014	2013	2012
Cost of revenues	$582	$187	$—
Research and development	787	321	—
Sales and marketing	1,032	482	—
General and administrative	2,154	640	291
Total	$4,555	$1,630	$291
Net Interest Expense
Net interest expense consists of the difference between interest income and interest expense. Interest income represents interest received on our cash and cash equivalents. Interest expense is due to commercial loans. See “Liquidity and Capital Resources” elsewhere in this section.
Income Tax Expense
Income tax expense consists of U.S. federal, state and foreign income taxes. We are required to pay income taxes in certain states and foreign jurisdictions. Historically, we have not been required to pay U.S. federal income taxes due to our accumulated net operating losses. For the year ended December 31, 2014, we have net operating loss carryforwards to utilize in the U.S.

Results of Operations — Summary

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Consolidated Statement of Operations Data:
Software product revenue	$104,216	$79,342	$52,409
Maintenance revenue	25,579	21,966	21,431
Total revenue	129,795	101,308	73,840
Cost of software product revenue	46,102	35,971	23,891
Cost of maintenance revenue	12,747	9,202	6,568
Cost of revenue	58,849	45,173	30,459
Gross profit	70,946	56,135	43,381
Gross Profit Margin	54.7%	55.4%	58.8%
Research and development expenses	30,459	22,775	23,312
Sales and marketing expenses	34,208	20,485	20,580
General and administrative expenses	23,351	20,583	14,052
Total operating expenses	88,018	63,843	57,944
Operating loss	(17,072)	(7,708)	(14,563)
Net interest expense	1,966	3,185	383
Loss on early extinguishment of debt	1,783	—	—
Foreign exchange loss (gain)	4,699	1,901	(529)
Loss before income tax expense	(25,520)	(12,794)	(14,417)
Income tax expense	516	2,496	1,152
Net loss	$(26,036)	$(15,290)	$(15,569)

Comparison For the Years Ended December 31, 2014 and 2013
Revenue

	Year Ended December 31,				Change
	2014	% of Total Revenue	2013	% of Total Revenue	Amount	%
	(in thousands)
Revenue by type:
Software products	$104,216	80.3%	$79,342	78.3%	$24,874	31.4%
Maintenance	25,579	19.7%	21,966	21.7%	3,613	16.4%
Total revenue	$129,795	100%	$101,308	100%	$28,487	28.1%
Revenue by geographic area:
Americas	$71,479	55.1%	$47,957	47.3%	$23,522	49.0%
Europe, Middle East and Africa	40,772	31.4%	37,887	37.4%	2,885	7.6%
Asia-Pacific	17,544	13.5%	15,464	15.3%	2,080	13.5%
Total revenue	$129,795	100%	$101,308	100%	$28,487	28.1%
Revenue by Product Group:
Voice & Video	$90,177	69.5%	$31,206	30.8%	$58,971	189.0%
Enhanced Messaging	39,618	30.5%	70,102	69.2%	(30,484)	(43.5)%
Total revenue	$129,795	100%	$101,308	100%	$28,487	28.1%
Revenue increased $28.5 million, or 28.1%, to $129.8 million for the year ended December 31, 2014 from $101.3 million for the year ended December 31, 2013. Our revenue growth was the result of the expansion of existing customer relationships, in particular additional sales opportunities for our solutions generated by successful product launches. Software products revenue grew $24.9 million, or 31.4%, to $104.2 million in 2014 from $79.3 million in 2013. The increased revenues were primarily from additional sales to new and existing customers. Software products revenues increased at a faster pace than maintenance revenues during 2014, as growth in this revenue type lags behind the increase in software revenues.
Total revenue from the Americas region grew by $23.5 million, or 49.0%, to $71.5 million for the year ended December 31, 2014 from $48.0 million for the year ended December 31, 2013. Revenues in the EMEA region increased $2.9 million, or 7.6%, to $40.8 million in 2014 from $37.9 million in 2013. Revenues in the Asia-Pacific (APAC) region increased $2.1 million, or 13.5%, to $17.5 million in 2014 from $15.5 million in 2013. Revenues in the Americas, EMEA, and APAC regions increased due to strong sales of Voice and Video solutions. The increases in each region were partially offset by decreases in Enhanced Messaging sales.
Revenue from the Voice and Video product group grew by $59.0 million, or 189.0%, to $90.2 million in 2014 from $31.2 million in 2013. Revenues from Voice and Video products increased as we generated additional sales of next-generation solutions to existing customers and our existing customers rolled out our solutions to larger numbers of subscribers. Revenues from Enhanced Messaging products decreased by $30.5 million, or 43.5%, to $39.6 million in 2014 from $70.1 million in 2013. Revenues from Enhanced Messaging products decreased due to a large initial deployment in 2013 that we did not have in 2014.
Cost of Revenue and Gross Profit

	Year Ended December 31,				Change
	2014	% of Related Revenue	2013	% of Related Revenue	Amount	%
	(in thousands)
Cost of Revenue
Software products	$46,102	44.2%	$35,971	45.3%	$10,131	28.2%
Maintenance	12,747	49.8%	9,202	41.9%	3,545	38.5%
Total	$58,849	45.3%	$45,173	44.6%	$13,676	30.3%
Gross Profit
Software products	$58,114	55.8%	$43,371	54.7%	$14,743	34.0%
Maintenance	12,832	50.2%	12,764	58.1%	68	0.5%
Total	$70,946	54.7%	$56,135	55.4%	$14,811	26.4%
Our cost of revenue increased $13.7 million, or 30.3%, to $58.8 million for the year ended December 31, 2014, from $45.2 million in 2013. Cost of revenue increased due to an increase in revenues, as well as increased operations personnel costs to expand into new markets.
Total gross profit increased $14.8 million, or 26.4%, to $70.9 million for the year ended December 31, 2014, from $56.1 million million in 2013. Gross profit margin decreased to 54.7% for the year ended December 31, 2014 from 55.4% for 2013. The decrease was primarily due to a greater mix of early phase hardware deployments and lab equipment, which are generally lower margin.
Operating Expenses

	Year Ended December 31,				Change
	2014	% of Revenue	2013	% of Revenue	Amount	%
	(in thousands)
Research and Development	$30,459	23.5%	$22,775	22.5%	$7,684	33.7%
Sales and Marketing	34,208	26.4%	20,485	20.2%	13,723	67.0%
General and Administrative	23,351	18.0%	20,583	20.3%	2,768	13.4%
Total	$88,018	67.8%	$63,843	63.0%	$24,175	37.9%

Research and Development
Research and development expenses increased by $7.7 million, or 33.7%, for the year ended December 31, 2014, compared to the prior year. Research and development expense increased as we added headcount to enhance existing products and develop future product capability and new customer solutions.
Sales and Marketing
Sales and marketing costs increased by $13.7 million, or 67.0%, for the year ended December 31, 2014, compared to the prior year. The growth in sales and marketing expense was primarily due to an increase in personnel costs and related expense to further enhance direct selling opportunities and to support sales growth into additional geographic areas.
General and Administrative
General and administrative expenses increased by $2.8 million for the year ended December 31, 2014, compared to the prior year. The growth in general and administrative expense was primarily due to an increase in personnel costs and related expenses of $3.2 million driven by a 40% increase in headcount to support our growth, as well as and increased costs of being a public company of approximately $0.9 million. These increases were partially offset by a reduction in our professional services expense of approximately $0.7 million and bad debt expense of approximately $0.8 million. The remaining increase was primarily related to our acquisition of Stoke.
Net Interest Expense

	Year Ended December 31,				Change
	2014	% of Revenue	2013	% of Revenue	Amount	%
	(in thousands)
Interest Income	$(102)	(0.1)%	$(18)	—%	$(84)	466.7%
Interest Expense	2,068	1.6%	3,203	3.2%	(1,135)	(35.4)%
Total Net Interest Expense	$1,966	1.5%	$3,185	3.2%	$(1,219)	(38.3)%
Net interest expense decreased by $1.2 million, or 38.3%, to $2.0 million for the year ended December 31, 2014 from $3.2 million for 2013. The decrease was primarily attributable to the amendments made to our debt facility in March 2014 and November 2014, which lowered the overall interest rate on our outstanding debt balances.
Foreign exchange
Foreign exchange loss increased by $2.8 million, to $4.7 million for the year ended December 31, 2014, from a loss of $1.9 million for 2013. This is due to changes in transactional currencies compared to the functional currencies during the respective periods.
Income Tax Expense
Income tax expense was $0.5 million and $2.5 million for the years ended December 31, 2014 and 2013, respectively. The decrease in income tax expense in 2014 is primarily the result of the release of $2.7 million in valuation allowances in Canada, China, and India resulting from the expectation that the net deferred tax assets in those jurisdictions will be realized.

Comparison For the Years Ended December 31, 2013 and 2012
Revenue

	Year Ended December 31,				Change
	2013	% of Total Revenue	2012	% of Total Revenue	Amount	%
	(in thousands)
Revenue by type:
Software products	$79,342	78.3%	$52,409	71.0%	$26,933	51.4%
Maintenance	21,966	21.7%	21,431	29.0%	535	2.5%
Total revenue	$101,308	100%	$73,840	100%	$27,468	37.2%
Revenue by geographic area:
Americas	$47,957	47.3%	$37,314	50.6%	$10,643	28.5%
Europe, Middle East and Africa	37,887	37.4%	20,476	27.7%	17,411	85.0%
Asia-Pacific	15,464	15.3%	16,050	21.7%	(586)	(3.7)%
Total revenue	$101,308	100%	$73,840	100%	$27,468	37.2%
Revenue by Product Group:
Voice & Video	$31,206	30.8%	$25,211	34.1%	$5,995	23.8%
Enhanced Messaging	70,102	69.2%	48,629	65.9%	21,473	44.2%
Total revenue	$101,308	100%	$73,840	100%	$27,468	37.2%
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
Total revenue from the Americas region grew by $10.6 million, or 28.5%, to $48.0 million for the year ended December 31, 2013 from $37.3 million for the year ended December 31, 2012. Revenues in the EMEA region increased $17.4 million, or 85.0%, to $37.9 million in 2013 from $20.5 million in 2012. Revenues in the Asia-Pacific (APAC) region decreased $0.6 million, or (3.7)%, to $15.5 million in 2013 from $16.1 million in 2012. Revenues in the EMEA region increased at a greater percentage than in the Americas due to strong sales of Voice and Video solutions in the market. The decrease in the APAC region was primarily due to slowing sales of Enhanced Messaging compared to the prior year period.
Revenues from Enhanced Messaging products grew by $21.5 million, or 44.2%, to $70.1 million in 2013 from $48.6 million in 2012. Revenue from the Voice and Video product group grew by $6.0 million, or 23.8%, to $31.2 million in 2013 from $25.2 million in 2012. Revenues in both product groups increased, as we generated additional sales opportunities for our next-generation solutions through successful product launches with existing customers and our existing customers rolled out our solutions to larger numbers of subscribers.

Cost of Revenue and Gross Profit

	Year Ended December 31,				Change
	2013	% of Related Revenue	2012	% of Related Revenue	Amount	%
	(in thousands)
Cost of Revenue
Software products	$35,971	45.3%	$23,891	45.6%	$12,080	50.6%
Maintenance	9,202	41.9%	6,568	30.6%	2,634	40.1%
Total	$45,173	44.6%	$30,459	41.3%	$14,714	48.3%
Gross Profit
Software products	$43,371	54.7%	$28,518	54.4%	$14,853	52.1%
Maintenance	12,764	58.1%	14,863	69.4%	(2,099)	(14.1)%
Total	$56,135	55.4%	$43,381	58.8%	$12,754	29.4%
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
Operating Expenses

	Year Ended December 31,				Change
	2013	% of Revenue	2012	% of Revenue	Amount	%
	(in thousands)
Research and Development	$22,775	22.5%	$23,312	31.6%	$(537)	(2.3)%
Sales and Marketing	20,485	20.2%	20,580	27.9%	(95)	(0.5)%
General and Administrative	20,583	20.3%	14,052	19.0%	6,531	46.5%
Total	$63,843	63.0%	$57,944	78.5%	$5,899	10.2%
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

Net Interest Expense

	Year Ended Year Ended December 31,				Change
	2013	% of Revenue	2012	% of Revenue	Amount	%
	(in thousands)
Interest Income	$(18)	—%	$(10)	—%	$(8)	80%
Interest Expense	3,203	3.2%	393	0.5%	2,810	715%
Total Net Interest Expense	$3,185	3.2%	$383	0.5%	$2,802	731.6%
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
Revenue Recognition
We generate revenues from the sale of software, hardware, professional services, and product support. Professional services consist primarily of software development and implementation services, but also can include training of customer personnel. Our products and services are generally sold as part of a contractual agreement, the terms of which are considered as a whole to determine the appropriate revenue recognition.
Our products and services are sold through distribution partners and directly through our sales force. We typically do not offer contractual rights of return, stock balancing or price protection to our distribution partners, however, we do offer certain price guarantees to a limited number of large customers. When appropriate, a reserve based on specific identification is recorded for estimated reductions to revenues for potential customer claims.
We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable and collectability is reasonably assured. We recognize revenue in accordance with the provisions of ASC 985-605, Software Revenue Recognition, as amended, or with ASC 605-25 Multiple Element Arrangements (“MEAs”), with consideration to ASC 605-35, Construction-Type and Production-Type Contracts.
First, we determine if the contract's deliverables consist of tangible products that contain essential software elements and as such, are excluded from the software revenue recognition method of accounting. If the hardware included in the arrangement requires the software in order to be of value to the customer, then the hardware is considered tangible product with essential software elements.

Our software related products include software, non-essential hardware, maintenance, and typically involve significant professional services for customization and implementation of our software. We generally recognize all deliverables within our multiple element arrangements except maintenance using percentage of completion accounting for our projects based on hours incurred to date as a percentage of total budgeted hours. Revenue for hardware that is non-essential and not material to the project is recognized on a percentage of completion basis along with the software related products. Maintenance is allocated based on Vendor-Specific Objective Evidence (“VSOE”) using the residual method.
Our tangible products containing essential software MEAs typically include hardware, software essential to the functionality of the hardware, installation, and maintenance and are dependent on final customer acceptance, except maintenance, which is recognized ratably over the term of coverage. All multiple elements with tangible products containing essential software, except maintenance, are recognized upon fulfillment of delivery and installation, which is typically customer acceptance and the total transaction price is allocated using the relative selling price method based on the Estimated Selling Price (“ESP”) for the accepted product and maintenance.
Certain of our software products are delivered under contracts, which generally require significant integration within a customer’s production and business system environment. As the customer agreements generally require significant production, modification, or customization of the software, we account for these agreements under the percentage-of-completion method based on hours incurred to date compared to total hours expected under the contract. The percentage-of-completion method generally results in the recognition of consistent profit margins over the life of the contract since management has the ability to estimate contract billings and contract costs. We use the level of profit margin that is most likely to occur on a contract. If the most likely profit margin cannot be precisely determined, the lowest probable level of profit in the range of estimates is used until the results can be estimated more precisely. Under the percentage-of-completion method of accounting, management must also make key judgments in areas such as estimated project revenue and costs, total and remaining project hours, and potential customer claims. Changes in job performance, job conditions, estimated profitability, final contract settlements, and the resolution of claims may result in revised job costs and income amounts from what was originally estimated. At the time a loss on a contract is expected, the entire amount of the estimated loss is accrued.
Software contracts that do not qualify for use of the percentage-of-completion method, when reasonable estimates of percentage of completion are not available, are accounted for using the completed-contract method. Under the completed-contract method, all billings and related costs, net of anticipated losses, are deferred until completion of the contract.
During the second quarter of 2014, we determined it was possible to reasonably estimate percentage-of-completion on our Next Generation products. Next Generation product contracts entered into before this were accounted for using the completed-contract method and amounts due were billed in accordance with the schedule specified in each contractual arrangement. In 2014 and before, the majority of legacy product software contracts were accounted for using the percentage-of-completion accounting method since we could reasonably estimate the efforts required.
Customers are billed in accordance with specific contract terms, which may differ from the rate at which revenue is earned. Revenue recognized in excess of the amount billed is classified as unbilled revenue. Amounts received from customers pursuant to the terms specified in contracts, but for which revenue has not yet been recognized, are recorded as deferred revenue. We evaluate revenue recognition in accordance with ASC 605-45, Principal Agent Considerations, regarding gross versus net revenue recognition. We believe that our contractual arrangements meet the criteria for gross revenue recognition.
In certain situations, we sell software that does not require significant modification of services considered essential to the software’s functionality. Such software, generally consisting of capacity license upgrades, is recognized upon delivery if the other revenue recognition criteria are met.
Some of our software arrangements include services, such as training, not considered essential for the customer to be able to use the software for their purposes. When software services are not considered essential, the fee allocable to the service element is recognized as revenue as we perform the services. Revenue for hardware that is non-essential and not material to the project is recognized on a percentage-of-completion basis along with the software related products.
For software related products, each element of the arrangement is analyzed and a portion of the total arrangement fee is allocated to the elements based on the fair value of the element using VSOE of fair value, regardless of any separate prices stated within the contract for each element. Fair value is considered the price a customer would be required to pay if the element were sold separately based on our historical experience of stand-alone sales of these elements to third parties. For post-contract customer support (“PCS”) such as maintenance, we use renewal rates for continued support arrangements to determine fair value. For software services, we use the fair value we charge our customers when those services are sold separately. We monitor our transactions at least annually to ensure we maintain and periodically revise VSOE to reflect fair value.
The deliverables included in the MEAs are separated into more than one unit of accounting when (i) the delivered equipment has value to the customer on a stand-alone basis, and (ii) delivery of the undelivered service element(s) is probable and substantially in our control. Revenue from arrangements for the sale of tangible products containing both software and non-

software components that function together to deliver the product’s essential functionality requires allocation of the arrangement consideration to the separate deliverables using the relative selling price method (“RSP”) of each unit of accounting based first on VSOE, if it exists, second on third-party evidence (“TPE”), if it exists, and finally on estimated selling price ("ESP") if neither VSOE nor TPE exist.

•
VSOE — For certain elements of an arrangement, VSOE is based on the price of the element in comparable transactions in which the element is sold separately. We determine VSOE based on our pricing and discounting practices for the specific product or service when it is sold separately, including consideration of geographical, customer, and other economic or marketing variables, as well as renewal rates or stand-alone prices for the service element(s).

•
TPE — If we cannot establish VSOE of selling price for a specific product or service included in an MEA, we use TPE to determine the selling price. We determine TPE based on sales of comparable amounts of similar products or services offered by multiple third parties with consideration given to the degree of customization and similarity of the product or service sold.

•
ESP — ESP represents the price at which we would sell a product or service if it were sold on a stand-alone basis. When VSOE or TPE does not exist for an element, we determine ESP for the element based on sales, cost and margin analysis, pricing practices, and potential market constraints. Adjustments for other market and company-specific factors are made as deemed necessary to determine ESP.

Certain contracts include multiple elements for which we determine whether the various elements meet the applicable criteria to be accounted for as separate elements and make estimates regarding their relative selling price. We use ESP when allocating arrangement consideration to each separate deliverable as we do not have VSOE or TPE of selling price for our various applicable tangible products containing essential software products and services. We allocate the total transaction price of an arrangement based on each separate unit of accounting relative to ESP. Revenue for elements that cannot be separated is recognized once the revenue recognition criteria for the entire arrangement has been met or over the period that our last remaining obligation to perform is fulfilled. Consideration for elements that are deemed separable is allocated to the separate elements at the inception of the arrangement based on their relative selling price and recognized based on the authoritative criteria. We consider the installation and delivery of our software products to be part of a single unit of accounting due to the complexity of installation and nature of the contractual arrangements.
Cost of Revenues
Cost of revenues consists of payroll-related costs for service personnel, contractor costs, third-party hardware costs, third-party license fees, and the cost of delivering product to customers. The costs associated with any product that does not yet meet the criteria to be recognized as revenue are deferred.
Unbilled Revenue
If final acceptance has occurred but we have not invoiced the customer, we account for the amount invoiced as unbilled revenue and recognize the revenues and related costs. Customers are billed in accordance with specific contract terms, which may differ from the rate at which revenues are earned. Revenue recognized in excess of the amount billed of $13.7 million and $11.2 million at December 31, 2014 and 2013, respectively, are classified as unbilled revenue. Amounts received from customers pursuant to the contractual terms, but for which revenue has not yet been earned, are recorded as deferred revenue.
Maintenance
Maintenance consists of PCS agreements and subsequent support services purchased by our customers after the initial support period. Our customers generally enter into PCS agreements when they purchase our products. Our PCS agreements range from three months to three years and are typically renewable on an annual basis thereafter at the option of the customer. Revenue allocated to PCS is recognized ratably on a straight-line basis over the period the PCS is provided, assuming all other criteria for revenue recognition have been met. All significant costs and expenses associated with PCS are expensed as incurred with the exception of customer specific, third-party costs, which are expensed ratably over the PCS term. We have established VSOE for our legacy software products. For our next generation products, rates for maintenance, including subsequent renewal rates, are established based on a specific percentage of the arrangement's fair value. For our tangible, products, which contain essential software, our customers generally enter into PCS arrangements at the time of purchase. Relative selling price for the support obligations for tangible products containing essential software is based on ESP.

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
Intangible Assets and Goodwill
Our business acquisitions typically result in the creation of goodwill and other intangible asset balances, and these balances affect the amount and timing of future period amortization expense, as well as expense we could possibly incur as a result of an impairment charge. The cost of acquired companies is allocated to identifiable tangible and intangible assets based on estimated fair value, with the excess allocated to goodwill. Accordingly, we have a significant balance of acquisition date intangible assets, including, customer-related intangibles, technology, beneficial lease asset and goodwill. These intangible assets (other than goodwill) are amortized over their estimated useful lives. We currently have no intangible assets with indefinite lives other than goodwill. We evaluate goodwill for impairment annually as of October 1, or more frequently if impairment indicators arise. Accounting Standards Update ("ASU") No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU Topic 350”) permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying a two-step goodwill impairment test. This step is referred to as “step zero.” If an entity concludes that it is not likely that the fair value of the reporting unit is less than its carrying amount, it would not be required to perform a two-step impairment test for that reporting unit. The guidance lists certain factors to consider when making the qualitative assessment. In the event that the conclusion requires the two-step test, the first step compares the fair value of the reporting unit with its carrying value, including goodwill. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. An impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value.
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
In connection with our annual goodwill impairment test, we have not recorded any impairment of such assets during 2014, 2013, and 2012.
All intangible assets with definite lives are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of other intangible assets is measured by comparison of the carrying amount to estimated undiscounted future cash flows. The assessment of recoverability or of the estimated useful life for amortization purposes will be affected if the timing or the amount of estimated future operating cash flows is not achieved. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and reductions in growth rates. In addition, products, capabilities, or technologies developed by others may render our software products obsolete or non-competitive. Any adverse change in these factors could have a significant impact on the recoverability of goodwill or other intangible assets. During 2014, we did not identify any triggering events which would require an update to our annual impairment review of intangible assets.

The weighted estimated useful lives used in computing amortization of intangible assets are as follows:

Technology	72 months
Customer Relationships	72 months
Certification and Licenses	36 months
Beneficial Lease	27 months
Contractual Backlog	7 months
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

The following summarizes the assumptions used for estimating the fair value of stock options granted for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Expected dividends	—%	—%	—%
Risk-free interest rate (U.S. Treasury)	2.0%	1.8%	1.7%
Expected term	6.3	6.3	6.3
Expected volatility	60.9%	57.5%	62.0%
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
We provide a valuation allowance for our deferred tax assets when it is more likely than not that our deferred tax assets will not be realized, based on expectations of generating future taxable income. Due to our historical losses, the net deferred tax assets related to foreign and federal jurisdictions have been fully reserved with the establishment of a valuation allowance. With respect to Canada, China, and our operations in India, and the State of Texas, management has determined that the realization of the deferred tax assets is more likely than not to occur, and has, therefore, released the respective valuation allowances in 2014.
We recognize the effect of an income tax position only if it is more likely than not (a likelihood of greater than 50%) that such position will be sustained upon examination by the relevant taxing authorities. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We recognized an uncertain tax positions liability of $3.0 million and $3.1 million as of December 31, 2014 and 2013, respectively, as a result of related party foreign transactions. We recognize both interest and penalties related to uncertain tax positions as part of the income tax provision.
Liquidity and Capital Resources
We have funded our operations from 2005 to December 31, 2014 primarily with net proceeds from issuances of preferred stock of approximately $105 million, net proceeds from our initial public offering and secondary offering of approximately $44.8 million and $41.7 million during 2013 and 2014 respectively and, to a lesser extent, borrowings under credit facilities.
We restructured our loan arrangement with Silicon Valley Bank during the first quarter of 2014 to reduce our financing costs. We also used a portion of our initial public offering proceeds to repay the entire $15.0 million outstanding principal amount under our subordinated loan agreement with Silver Lake Waterman in the first quarter of 2014 and terminated our Silver Lake Waterman loan. Our Silicon Valley Bank loan arrangement is described below.
As of December 31, 2014, our capital resources consisted principally of cash and cash equivalents totaling $54.7 million. Our cash, cash equivalents, and short-term investments are comprised primarily of commercial paper, certificates of deposit, fixed income securities, and time deposits.
Cash continues to be used in operations, but we expect that cash generated from operations, together with the net proceeds from our secondary stock offering and amounts available under our credit facility will provide cash sufficient to meet our currently anticipated cash requirements for at least the next twelve months.
Cash, Cash Equivalents and Working Capital
The following table presents a summary of our cash and cash equivalents, accounts receivable and working capital for the periods indicated (in thousands):

	December 31,
	2014	2013
Cash and Cash Equivalents	$54,699	$38,930
Trade Accounts Receivable (Net)	$38,525	$23,641
Working Capital	$72,798	$58,179

	Year Ended December 31,
	2014	2013	2012
Cash Provided by (Used in)
Operations	$(17,304)	$(20,498)	$(22,387)
Investing	$(10,264)	$(2,798)	$(5,217)
Financing	$44,814	$55,439	$14,259

Cash and cash equivalents are held for working capital purposes and were invested primarily in demand deposit accounts or money market funds. We do not enter into investments for trading or speculative purposes.
As of December 31, 2014, we held $17.9 million of our $54.7 million of cash and cash equivalents in accounts of our subsidiaries outside of the United States. We currently plan to use this cash to fund our ongoing non-U.S. operations. However, if we were to attempt to repatriate those amounts to meet future U.S. cash needs, we may incur tax liabilities that could limit our ability to fund our U.S. operations or obligations using cash and cash equivalents held outside the United States.
Cash Flows from Operating Activities
Cash flows from operating activities are an additional measure of our overall business performance, as it enables us to analyze our financial performance without the effects of certain non-cash items such as depreciation, amortization and stock-based compensation expense.
Cash used in operating activities during the year ended December 31, 2014 primarily consisted of a net loss of $26.0 million as well as working capital requirements and other activities of $6.7 million, offset by approximately $15.9 million of non-cash related expenses. The decrease in cash used from operating activities during the year ended December 31, 2014 compared to 2013 was primarily due to an increase in adjustments from non-cash related items in 2014, which was partially offset by increased accounts receivable balances in 2014.
For the year ended December 31, 2013, operating activities used $20.5 million in cash, primarily as a result of a net loss of $15.3 million as well as working capital requirements and other activities of $5.2 million as business activity accelerated.
For the year ended December 31, 2012, operating activities used $22.4 million in cash, primarily as a result of a net loss of $15.6 million as well as working capital requirements and other activities of $(6.8) million as business activity accelerated.
Cash Flows from Investing Activities
Our investing activities have consisted primarily of business combinations as well as purchases of equipment, including software.
For the year ended December 31, 2014, net cash used for investing activities was $10.3 million, compared to $2.8 million in 2013. Cash used in investing activities increased by $7.5 million during the year ended December 31, 2014 compared to the same period in the prior year, primarily due to our acquisition of Stoke during 2014, which accounted for $5.2 million of the increase. The remaining increase of $2.3 million was due to the purchase of capital assets to support our continued growth.
For the year ended December 31, 2012, net cash used in investing activities was $5.2 million consisting primarily of capital expenditures.
Cash Flows from Financing Activities
Our financing activities have consisted primarily of the issuances of preferred stock in private financings, common stock in our initial public offering and the incurrence and repayment of indebtedness under loan arrangements.
For the year ended December 31, 2014, net cash provided by financing activities was $44.8 million, consisting primarily of proceeds of $41.7 million from our August 2014 follow-on public offering. We also increased our borrowings with Silicon Valley Bank by $1.9 million in connection with our acquisition of Stoke.
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
Silicon Valley Bank Loans. On October 18, 2012, we entered into loan agreements with Silicon Valley Bank (“SVB”) for 2 loans totaling $32.5 million. The loans included a $22.5 million Senior Loan secured by substantially all of our assets, including intellectual property, and a $10.0 million Subordinated Loan with a three year term and a fixed rate of 11%, which was also secured by substantially all of our assets, including intellectual property.
On March 6, 2014, we entered into an Amended and Restated Agreement with SVB to replace both the Senior Loan and the Subordinated Loan. The Amended and Restated Agreement includes a P5Y-year term loan of $25.0 million (“Term Loan”), a $15.0 million secured revolving line of credit (“Revolver”) and a $5 million secured line for letters of credit, foreign exchange and cash management services. The Term Loan had an initial floating interest rate of 2.75% above the U.S. prime rate, subject to a minimum interest rate of 4.25% and is secured by substantially all of our assets, including intellectual property. At December 31, 2014, the interest rate was 5.25%. The Term Loan initially provided for monthly payments of interest only until

April 1, 2015; thereafter we were required to repay the outstanding principal amount in 48 monthly installments. The Term Loan has a maturity of March 1, 2019.
Under the Revolver, we may draw up to 80% of eligible domestic trade receivables, 70% of eligible foreign trade receivables and 35% of eligible accrued but unbilled accounts up to a maximum of $15.0 million. The Revolver has a three-year term and bears interest at a floating interest rate of 1% above the U.S. prime rate, subject to a minimum interest rate of 4.25% and is secured by substantially all of our assets, including intellectual property. We are also required to pay an unused facility fee, monthly in arrears, of 0.25% per annum of the unused amount of the Revolver. The Revolver may be prepaid at any time without penalty. As of December 31, 2014, we had no borrowings outstanding on the Revolver and had $15.0 million available. At December 31, 2014, the interest rate was 5.5%.
In connection with the Stoke Acquisition, on November 19, 2014, we entered into a Consent, Joinder and Second Loan Modification Agreement with SVB ("Second Loan Modification Agreement"). Under the terms of the Second Loan Modification Agreement, the former Stoke, Inc. became a borrower under our loan agreements with SVB and granted a security interest to SVB in substantially all of its assets. Our Term Loan was increased from $25.0 million to $26.9 million, and the increase used to repay approximately $1.9 million of outstanding indebtedness owed by Stoke, Inc. to SVB. The interest rate on our Term Loan was reduced by 0.50%, from prime plus 2.75% to prime plus 2.25%.
In connection with the Ulticom acquisition, on January 16, 2015, we entered into a Consent and Third Loan Modification Agreement with SVB ("Third Loan Modification Agreement"). Under the terms of the Third Loan Modification Agreement, SVB consented to the acquisition of Ulticom provided that it join as a borrower under our loan agreements with SVB. Additionally, the interest-only period of the Term Loan was extended from April 1, 2015 until January 1, 2016, meaning that we will not be required to begin making principal payments under the Term Loan until January 1, 2016.
The Silicon Valley Bank loan agreements contain certain restrictive covenants, and the Senior Loan requires us to maintain a minimum tangible net worth at all times. At December 31, 2014, we were in default under of our minimum EBITDA covenant. We sought and obtained a waiver for this breach. The agreements also contain usual and customary events of default, the occurrence of which may result in all outstanding amounts under the loan agreements becoming due and payable immediately, and they also impose an interest penalty of an additional 5% above the otherwise applicable interest rate at any time when an event of default is continuing.
Silver Lake Waterman Growth Capital Loan. On June 4, 2013, we entered into a loan agreement with Silver Lake Waterman Fund, L.P. (“Silver Lake Loan”), for a $15.0 million subordinated term loan. The Silver Lake Loan bore interest at 12% annually and was repaid on March 5, 2014, using funds from our initial public offering.
Operating and Capital Expenditure Requirements
We believe the net proceeds from our initial public offering, our follow-on public offering, together with the Silicon Valley Bank loan and cash generated from operations, our cash balances and interest income we earn on these balances, will be sufficient to meet our anticipated cash requirements through at least the next twelve months. In the future, we expect our operating and capital expenditures to increase as we increase headcount, expand our business activities, grow our customer base, implement and enhance our information technology and enterprise resource planning system and operate as a public company. As revenues increase, we expect our accounts receivable balance to increase. Any such increase in accounts receivable may not be completely offset by increases in accounts payable and accrued expenses, which would likely result in greater working capital requirements.
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
The following table discloses aggregate information about our contractual obligations and periods in which payments are due as of December 31, 2014 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Leases	$9,238	$3,456	$4,001	$1,305	$476
Silicon Valley Bank senior loan (1)	26,900	5,044	13,450	8,406	—
Total	$36,138	$8,500	$17,451	$9,711	$476
(1) In January of 2015, in connection with the closing of Ulticom, we amended our credit facility to extend the monthly interest only payments until April 2016
Operating leases relate to our office leases for various locations across the globe. We have several office leases expiring at different times through 2019. Our principal office leases are in Richardson, Texas, Reading, UK, and Bangalore, India.
Off-Balance Sheet Arrangements
As of December 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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
Non-GAAP operating expenses, research and development expense, sales and marketing expense, and general and administrative expense. We define non-GAAP operating expenses as operating expense plus stock-based compensation expense and amortization and depreciation expense allocated to research and development, sales and marketing and general and administrative expenses. Similarly, we define non-GAAP research and development, sales and marketing and general and administrative expenses as the relevant GAAP measure plus stock-based compensation expense, amortization and depreciation expense and acquisition related transaction costs and restructuring charges allocated to the particular expense item.
Non-GAAP operating loss. We define non-GAAP operating loss as operating loss plus stock-based compensation expense, amortization and depreciation expense, acquisition related transaction costs and restructuring charges. We consider non-GAAP operating loss to be a useful metric for management and investors because it excludes the effect of certain non-cash expenses so management and investors can compare our core business operating results over multiple periods.
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

Mavenir Systems, Inc. and Subsidiaries
Reconciliation of GAAP Financial Measures to Non-GAAP Financial Measures
(in thousands)
(unaudited)

	Year Ended December 31,
	2014	2013	2012
Software Products
Revenue	$104,216	$79,342	$52,409
Cost of revenue	46,102	35,971	23,891
Amortization and depreciation	1,101	592	1,067
Stock-based compensation	582	187	—
Gross profit (GAAP)	58,114	43,371	28,518
Gross profit (Non-GAAP)	59,797	44,150	29,585
Maintenance
Revenue	25,579	21,966	21,431
Cost of revenue	12,747	9,202	6,568
Gross profit (GAAP)	12,832	12,764	14,863
Gross profit (Non-GAAP)	12,832	12,764	14,863
Total Revenue	129,795	101,308	73,840
Total Gross Profit (GAAP)	70,946	56,135	43,381
Gross Profit Margin % (GAAP)	54.7%	55.4%	58.8%
Gross Profit (Non-GAAP)	72,629	56,914	44,448
Gross Profit Margin % (Non-GAAP)	56%	56.2%	60.2%
Operations Expenses
R&D (GAAP)	30,459	22,775	23,312
Amortization and depreciation	2,083	1,150	792
Stock-based compensation	787	321	—
R&D (Non-GAAP)	27,589	21,304	22,520
S&M (GAAP)	34,208	20,485	20,580
Amortization and depreciation	—	—	—
Stock-based compensation	1,032	482	—
S&M (Non-GAAP)	33,176	20,003	20,580
G&A (GAAP)	23,351	20,583	14,052
Amortization and depreciation	2,240	2,264	2,189
Stock-based compensation	2,154	640	291
Acquisition related transaction costs	728	—	—
Acquisition related restructuring charges	51	—	—
G&A (Non-GAAP)	18,178	17,679	11,572
Total Operating Expenses (GAAP)	88,018	63,843	57,944
Operating Expenses (Non-GAAP)	78,943	58,986	54,672
Operating Loss (GAAP)	$(17,072)	$(7,708)	$(14,563)
Net interest	1,966	3,185	383
Loss on early extinguishment of debt	1,783	—	—
Foreign exchange loss (gain)	4,699	1,901	(529)
Income taxes	516	2,496	1,152
Net Loss (GAAP)	$(26,036)	$(15,290)	$(15,569)
Operating Loss (Non-GAAP)	$(6,314)	$(2,072)	$(10,224)
Net interest	1,966	3,185	383
Income taxes	516	2,496	1,152
Adjusted for uncertain tax positions component	142	—	—
Net Loss (Non-GAAP)	$(8,938)	$(7,753)	$(11,759)

Mavenir Systems, Inc. and Subsidiaries
Non-GAAP Net Loss Per Share
(all shares are weighted-average outstanding for period presented)
(In thousands, except per share data)
(unaudited)

	Year Ended December 31,
	2014	2013	2012
GAAP weighted average common shares outstanding	$25,988	$4,278	$1,288
Conversion of preferred shares *	—	14,259	16,452
Adjusted weighted average common shares outstanding	25,988	18,537	17,740
Non-GAAP net loss	$(8,938)	$(7,753)	$(11,759)
Non-GAAP net loss per share	$(0.34)	$(0.42)	$(0.66)

*	Assumes conversion of preferred shares at beginning of period
Implications of Being an Emerging Growth Company
While we are an emerging growth company, as defined under the Jumpstart Our Business Startups Act of 2012 (JOBS Act), we are subject to certain reduced public company reporting requirements. For example, until we are no longer an emerging growth company, we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and we will be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the independent registered public accounting firm’s report on financial statements. We could remain an emerging growth company until as late as December 31, 2018 (the fiscal year-end following the fifth anniversary of our IPO).

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
Interest Rate Risk
Cash held in our operating business units is generally available for local operations. Most of our cash is retained by our U.S. business. The majority of these funds are in low to zero interest bank accounts. Our borrowings under our senior loan with Silicon Valley Bank are at variable rates based on the U.S. prime rate and, as a result, increases in interest rates would generally result in increased interest expense on outstanding borrowings. A one-percent increase above the minimum floor calculation would increase our interest expense by as much as $0.3 million if the entire facility were drawn throughout the year.
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

dollar relative to the currencies of the countries in which we are not profitable. However, based on the locations of our international operations and the amount of our operating results denominated in foreign currencies, we would not expect a 10% change in the value of the U.S. dollar from rates as of December 31, 2014, to have a material effect on our financial position or results of operations. If and when our international business grows substantially, relative to our U.S. business, the net exposure is likely to increase as will the impact of foreign exchange rate movements.
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
Foreign currency transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Intercompany foreign currency transactions that are not of a long-term investment nature affect functional currency cash flows and are accounted for as currency transaction gains and losses and included in determining net income (loss). Intercompany transactions are considered to be of a long-term investment nature if settlement is not planned or anticipated in the foreseeable future.
We had $4.7 million of net foreign currency transaction losses for 2014, $1.9 million of net transaction losses for 2013 and $0.5 million of net transaction gains for 2012.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Mavenir Systems, Inc.
Richardson, Texas
We have audited the accompanying consolidated balance sheets of Mavenir Systems, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mavenir Systems, Inc. and Subsidiaries at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
/s/ BDO USA, LLP
Dallas, Texas
March 3, 2015

Mavenir Systems, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share amounts)

	December 31,
	2014	2013
Assets		(as adjusted, see Note 1)
Current assets:
Cash and cash equivalents	$54,699	$38,930
Accounts receivable, net of allowance of $269 and $587 at December 31, 2014, and December 31, 2013, respectively	38,525	23,641
Unbilled revenue	13,714	11,213
Inventories	3,853	7,109
Prepaid expenses and other current assets	2,434	3,614
Deferred contract costs	5,705	9,313
Total current assets	118,930	93,820
Non-current assets:
Property and equipment, net	6,598	5,054
Intangible assets, net	8,180	5,202
Deposits and other assets	1,977	1,657
Deferred tax assets	1,008	—
Goodwill	2,828	866
Total assets	$139,521	$106,599
Liabilities and shareholders’ equity:
Current liabilities:
Trade accounts payable	$7,573	$7,152
Accrued liabilities	17,844	11,939
Deferred revenue	15,671	15,417
Income tax payable	—	765
Current portion of long-term debt	5,044	—
Total current liabilities	46,132	35,273
Non-current liabilities:
Uncertain tax positions	3,051	3,153
Long-term deferred revenue and other liabilities	1,818	719
Long-term debt	21,797	23,423
Total liabilities	72,798	62,568
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.001 par value. 300,000 shares authorized; 28,915 and 23,421 shares issued and outstanding at December 31, 2014, and December 31, 2013, respectively.	29	23
Additional paid-in capital	202,662	155,198
Accumulated deficit	(138,223)	(112,187)
Accumulated other comprehensive income	2,255	997
Total shareholders’ equity	66,723	44,031
Total liabilities and shareholders’ equity	$139,521	$106,599
See Accompanying Notes to Consolidated Financial Statements

Mavenir Systems, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues
Software products	$104,216	$79,342	$52,409
Maintenance	25,579	21,966	21,431
	129,795	101,308	73,840
Cost of revenues
Software products	46,102	35,971	23,891
Maintenance	12,747	9,202	6,568
	58,849	45,173	30,459
Gross profit	70,946	56,135	43,381
Operating expenses:
Research and development	30,459	22,775	23,312
Sales and marketing	34,208	20,485	20,580
General and administrative	23,351	20,583	14,052
Total operating expenses	88,018	63,843	57,944
Operating loss	(17,072)	(7,708)	(14,563)
Other expense (income):
Interest and other income	(102)	(18)	(10)
Interest and other expense	2,068	3,203	393
Loss on early extinguishment of debt	1,783	—	—
Foreign exchange loss (gain)	4,699	1,901	(529)
Total other expense (income), net	8,448	5,086	(146)
Loss before income tax	(25,520)	(12,794)	(14,417)
Income tax (benefit) expense	516	2,496	1,152
Net loss	$(26,036)	$(15,290)	$(15,569)
Other comprehensive income (loss)
Foreign currency translation adjustments	1,258	(569)	387
Total comprehensive loss	$(24,778)	$(15,859)	$(15,182)
Net loss per common share:
Basic	$(1.00)	$(3.57)	$(12.09)
Diluted	$(1.00)	$(3.57)	$(12.09)
Weighted average common shares outstanding:
Basic and diluted	25,988	4,278	1,288
See Accompanying Notes to Consolidated Financial Statements

Mavenir Systems, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(in thousands)

			Additional		Accumulated Other	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance as of January 1, 2012 (See Note 1)	1,216	$1	$1,846	$(81,328)	$1,179	$(78,302)
Exercise of stock options	122	—	73	—	—	73
Stock-based compensation expense	—	—	291	—	—	291
Warrants issued	—	—	325	—	—	325
Net loss	—	—	—	(15,569)	—	(15,569)
Foreign currency translation adjustment	—	—	—	—	387	387
Balance as of December 31, 2012	1,338	$1	$2,535	$(96,897)	$1,566	$(92,795)
Issuance of common stock upon initial public offering, net of offering costs	5,466	6	44,759	—	—	44,765
Conversion of preferred stock to common stock upon initial public offering	16,453	16	104,542	—	—	104,558
Exercise of stock options	163	—	91	—	—	91
Stock-based compensation expense	—	—	1,630	—	—	1,630
Warrants exercised	1	—	7	—	—	7
Warrants issued	—	—	1,634	—	—	1,634
Net loss	—	—	—	(15,290)	—	(15,290)
Foreign currency translation adjustment	—	—	—	—	(569)	(569)
Balance as of December 31, 2013	23,421	$23	$155,198	$(112,187)	$997	$44,031
Issuance of common stock upon follow-on public offering, net of offering costs	4,090	4	41,682	—	—	41,686
Exercise of stock options	558	1	1,153	—	—	1,154
Stock-based compensation expense	—	—	4,555	—	—	4,555
Warrants exercised	846	1	74	—	—	75
Net loss	—	—	—	(26,036)	—	(26,036)
Foreign currency translation adjustment	—	—	—	—	1,258	1,258
Balance as of December 31, 2014	28,915	$29	$202,662	$(138,223)	$2,255	$66,723
See Accompanying Notes to Consolidated Financial Statements

Mavenir Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net loss	$(26,036)	$(15,290)	$(15,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	3,345	2,472	1,527
Amortization of intangible assets	2,079	1,534	2,521
Amortization of debt discount	122	357	25
Provision for bad debt	(281)	537	199
Stock-based compensation expense	4,555	1,630	291
Unrealized foreign currency loss/(gain)	3,754	74	(1,194)
Loss on early extinguishment of debt	1,783	—	—
Write-off of assets	61	2	281
Deferred income tax	(602)	(50)	—
Changes in operating assets and liabilities:
Accounts receivable	(15,736)	(8,565)	(103)
Unbilled revenue	(3,143)	(1,480)	(2,735)
Deposits and other assets	(1,167)	(327)	1,126
Inventories	4,740	(4,854)	(20)
Prepaid expenses	1,937	2,290	(3,556)
Deferred contract costs	3,279	(3,821)	(1,770)
Deferred revenues	(757)	3,151	(9,734)
Accounts payable and accrued liabilities	4,763	1,842	6,324
Net cash used in operating activities	(17,304)	(20,498)	(22,387)
Investing activities:
Acquisition of Stoke, net of cash acquired	(5,225)	—	—
Purchases of property and equipment	(5,039)	(2,798)	(5,217)
Net cash used in investing activities	(10,264)	(2,798)	(5,217)
Financing activities:
Proceeds from initial public offering, net of offering costs	—	45,348	—
Proceeds from follow-on public offering, net of offering costs	41,686	—	—
Borrowing of long-term debt	26,900	27,000	5,000
Repayments of long-term debt	(15,000)	(17,000)	—
Borrowing from line of credit	—	—	13,000
Repayments of line of credit borrowing	(10,000)	—	(3,814)
Exercise of options and warrants to purchase common stock	1,228	91	73
Net cash provided by financing activities	44,814	55,439	14,259
Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,477)	(615)	1,281
Net increase (decrease) in cash and cash equivalents	15,769	31,528	(12,064)
Cash and cash equivalents at beginning of year	38,930	7,402	19,466
Cash and cash equivalents at end of year	$54,699	$38,930	$7,402
Supplemental cash flow information:
Cash paid for interest	$1,454	$2,449	$83
Income tax payments, net	$1,000	$346	$47
Non-cash financing activities
Conversion of preferred stock into common stock	$—	$104,558	$—
Unpaid offering costs in additional paid-in-capital	$—	$583	$—
Issuance of warrants	$—	$1,634	$325
Cashless exercise of warrants	$1	$7	$—
See Accompanying Notes to Consolidated Financial Statements

Mavenir Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
1. Description of the Business and Basis of Presentation
Description of Business
Throughout these consolidated financial statements, Mavenir Systems, Inc. is referred to as “Mavenir,” the “Company,” “we,” “us” and “our.”
Mavenir was originally formed as a limited liability company on April 26, 2005. We were incorporated under the laws of Texas in August 2005, and subsequently incorporated under the laws of the state of Delaware in March 2006.
We are a leading provider of software-based telecommunications networking solutions that enable mobile service providers to deliver internet protocol (IP)-based voice, video, rich communication and enhanced messaging services to their subscribers globally. Our solutions deliver Rich Communication Suite (“RCS”)-based services, which enable enhanced mobile communications such as group text messaging, multi-party voice or video calling and live video streaming as well as the exchange of files or images, over existing 2G and 3G networks as well as next generation 4G networks. Our solutions also deliver voice services over Long Term Evolution (“LTE”) technology and wireless (“Wi-Fi”) networks known respectively as Voice over LTE (“VoLTE”) and Voice over Wi-Fi (“VoWi-Fi”).
We are headquartered in Richardson, Texas, and have research and development personnel located at our wholly-owned subsidiaries in China and India. Additionally, we have a sales and operations presence in the Asia Pacific (“APAC”) and the Europe, Middle East and Africa (“EMEA”) regions.
On November 18, 2014, we acquired Stoke, Inc., a Delaware corporation (the "Stoke Acquisition" or "Stoke"). Stoke provides mobile gateway solutions to the broadband network industry. The Stoke acquisition is included in the consolidated financial statements from the date of acquisition.
Basis of Presentation and Consolidation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Mavenir and its wholly-owned subsidiaries (collectively, the “Company” or “we”). All intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation. Specifically, the beginning balance of our uncertain tax positions presented in Note 12 is now presented gross, in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, and the amounts are now presented separately as components of non-current liabilities on the consolidated balance sheet.
Additionally, at December 31, 2013, approximately $0.4 million of deferred revenue is now classified as a non-current liability.
Revision of Prior Period Financial Statements and Out-of-Period Adjustment
During our review of the three months ended March 31, 2014, we identified a non-cash error that originated in prior periods. The error related to performance-based warrants issued to a channel partner in 2008, earned in 2011 and exercised in April of 2014. The achievement of the performance milestone occurred in 2011 and would have resulted in a reduction to revenue of $1.3 million in 2011. We assessed the materiality of this error in accordance with the SEC guidance on considering the effects of prior period misstatements based on an analysis of quantitative and qualitative factors. Based on this analysis, we determined that the error was immaterial to the prior reporting periods affected and, therefore, amendments of reports previously filed with the SEC were not required. However, we have concluded that correcting the error in our 2014 financial statements would materially impact our results for the quarter ended March 31, 2014 and the year ending December 31, 2014. Accordingly, we have reflected the correction of this prior period error in the period in which it originated and revised our consolidated balance sheet as of December 31, 2013, as presented in this Annual Report on Form 10-K. In addition, a reduction to accumulated deficit has been reflected as an adjustment to the beginning balance for the earliest year presented.

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
Cash and Cash Equivalents
Cash and cash equivalents consist of corporate bank accounts and money market funds with an original maturity of three months or less. For purposes of the statement of cash flows, we consider all highly liquid instruments with original maturities of three months or less to be cash equivalents. Cash balances consisted of U.S. Dollar, Australian Dollar (“AUD”), British Pound (“GBP”), Canadian Dollar (“CAD”), Chinese Yuan Renminbi (“CNY”), Croatian Kuna (“HRK”), European Union (“EURO”), Indian Rupee (“INR”), Malaysian Ringgit (“MYR”), Swedish Krona (“SEK”), Singapore Dollar (“SGD”), Japanese Yen ("JPY") and South Korean Won ("KRW").
Cash and cash equivalents are maintained at high credit-quality financial institutions. Balances may exceed the limits of government provided insurance, if applicable or available. We have never experienced any losses resulting from a financial institution failure or default. In 2014, FDIC insurance coverage is $0.3 million per depositor at each financial institution, and our non-interest bearing cash balances in the United States may again exceed federally insured limits.
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

Allowance for doubtful accounts	Balance at Beginning of Period	Charged to Costs and Expense	Deductions	Balance at End of Period
Year ended December 31, 2012	$641	$199	$(458)	$382
Year ended December 31, 2013	$382	$537	$(332)	$587
Year ended December 31, 2014	$587	$(281)	$(37)	$269
Revenue Recognition
We generate revenues from the sale of software, hardware, professional services, and product support. Professional services consist primarily of software development and implementation services, but also can include training of customer personnel. Our products and services are generally sold as part of a contractual agreement, the terms of which are considered as a whole to determine the appropriate revenue recognition.
Our products and services are sold through distribution partners and directly through our sales force. We typically do not offer contractual rights of return, stock balancing or price protection to our distribution partners, however, we do offer certain price guarantees to a limited number of large customers. When appropriate, a reserve based on specific identification is recorded for estimated reductions to revenues for potential customer claims.

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable and collectability is reasonably assured. We recognize revenue in accordance with the provisions of ASC 985-605, Software Revenue Recognition, as amended, or with ASC 605-25 Multiple Element Arrangements (“MEAs”), with consideration to ASC 605-35, Construction-Type and Production-Type Contracts.
First, we determine if the contract's deliverables consist of tangible products that contain essential software elements and as such, are excluded from the software revenue recognition method of accounting. If the hardware included in the arrangement requires the software in order to be of value to the customer, then the hardware is considered tangible product with essential software elements.
Our software related products include software, non-essential hardware, maintenance, and typically involve significant professional services for customization and implementation of our software. We generally recognize all deliverables within our multiple element arrangements except maintenance using percentage of completion accounting for our projects based on hours incurred to date as a percentage of total budgeted hours. Revenue for hardware that is non-essential and not material to the project is recognized on a percentage of completion basis along with the software related products. Maintenance is allocated based on Vendor-Specific Objective Evidence (“VSOE”) using the residual method.
Our tangible products containing essential software MEAs typically include hardware, software essential to the functionality of the hardware, installation, and maintenance and are dependent on final customer acceptance, except maintenance, which is recognized ratably over the term of coverage. All multiple elements with tangible products containing essential software, except maintenance, are recognized upon fulfillment of delivery and installation, which is typically customer acceptance and the total transaction price is allocated using the relative selling price method based on the Estimated Selling Price (“ESP”) for the accepted product and maintenance.
Certain of our software products are delivered under contracts, which generally require significant integration within a customer’s production and business system environment. As the customer agreements generally require significant production, modification, or customization of the software, we account for these agreements under the percentage-of-completion method based on hours incurred to date compared to total hours expected under the contract. The percentage-of-completion method generally results in the recognition of consistent profit margins over the life of the contract since management has the ability to estimate contract billings and contract costs. We use the level of profit margin that is most likely to occur on a contract. If the most likely profit margin cannot be precisely determined, the lowest probable level of profit in the range of estimates is used until the results can be estimated more precisely. Under the percentage-of-completion method of accounting, management must also make key judgments in areas such as estimated project revenue and costs, total and remaining project hours, and potential customer claims. Changes in job performance, job conditions, estimated profitability, final contract settlements, and the resolution of claims may result in revised job costs and income amounts from what was originally estimated. At the time a loss on a contract is expected, the entire amount of the estimated loss is accrued.
Software contracts that do not qualify for use of the percentage-of-completion method, when reasonable estimates of percentage of completion are not available, are accounted for using the completed-contract method. Under the completed-contract method, all billings and related costs, net of anticipated losses, are deferred until completion of the contract.
During the second quarter of 2014, we determined it was possible to reasonably estimate percentage-of-completion on our Next Generation products. Next Generation product contracts entered into before this were accounted for using the completed-contract method and amounts due were billed in accordance with the schedule specified in each contractual arrangement. In 2014 and before, the majority of legacy product software contracts were accounted for using the percentage-of-completion accounting method since we could reasonably estimate the efforts required.
Customers are billed in accordance with specific contract terms, which may differ from the rate at which revenue is earned. Revenue recognized in excess of the amount billed is classified as unbilled revenue. Amounts received from customers pursuant to the terms specified in contracts, but for which revenue has not yet been recognized, are recorded as deferred revenue. We evaluate revenue recognition in accordance with ASC 605-45, Principal Agent Considerations, regarding gross versus net revenue recognition. We believe that our contractual arrangements meet the criteria for gross revenue recognition.
In certain situations, we sell software that does not require significant modification of services considered essential to the software’s functionality. Such software, generally consisting of capacity license upgrades, is recognized upon delivery if the other revenue recognition criteria are met.
Some of our software arrangements include services, such as training, not considered essential for the customer to be able to use the software for their purposes. When software services are not considered essential, the fee allocable to the service element is recognized as revenue as we perform the services. Revenue for hardware that is non-essential and not material to the project is recognized on a percentage-of-completion basis along with the software related products.

For software related products, each element of the arrangement is analyzed and a portion of the total arrangement fee is allocated to the elements based on the fair value of the element using VSOE of fair value, regardless of any separate prices stated within the contract for each element. Fair value is considered the price a customer would be required to pay if the element were sold separately based on our historical experience of stand-alone sales of these elements to third parties. For post-contract customer support (“PCS”) such as maintenance, we use renewal rates for continued support arrangements to determine fair value. For software services, we use the fair value we charge our customers when those services are sold separately. We monitor our transactions at least annually to ensure we maintain and periodically revise VSOE to reflect fair value.
The deliverables included in the MEAs are separated into more than one unit of accounting when (i) the delivered equipment has value to the customer on a stand-alone basis, and (ii) delivery of the undelivered service element(s) is probable and substantially in our control. Revenue from arrangements for the sale of tangible products containing both software and non-software components that function together to deliver the product’s essential functionality requires allocation of the arrangement consideration to the separate deliverables using the relative selling price method (“RSP”) of each unit of accounting based first on VSOE, if it exists, second on third-party evidence (“TPE”), if it exists, and finally on estimated selling price ("ESP") if neither VSOE nor TPE exist.

•
VSOE — For certain elements of an arrangement, VSOE is based on the price of the element in comparable transactions in which the element is sold separately. We determine VSOE based on our pricing and discounting practices for the specific product or service when it is sold separately, including consideration of geographical, customer, and other economic or marketing variables, as well as renewal rates or stand-alone prices for the service element(s).

•
TPE — If we cannot establish VSOE of selling price for a specific product or service included in an MEA, we use TPE to determine the selling price. We determine TPE based on sales of comparable amounts of similar products or services offered by multiple third parties with consideration given to the degree of customization and similarity of the product or service sold.

•
ESP — ESP represents the price at which we would sell a product or service if it were sold on a stand-alone basis. When VSOE or TPE does not exist for an element, we determine ESP for the element based on sales, cost and margin analysis, pricing practices, and potential market constraints. Adjustments for other market and company-specific factors are made as deemed necessary to determine ESP.

Certain contracts include multiple elements for which we determine whether the various elements meet the applicable criteria to be accounted for as separate elements and make estimates regarding their relative selling price. We use ESP when allocating arrangement consideration to each separate deliverable when we do not have VSOE or TPE of selling price for our various applicable tangible products containing essential software products and services. We allocate the total transaction price of an arrangement based on each separate unit of accounting relative to ESP. Revenue for elements that cannot be separated is recognized once the revenue recognition criteria for the entire arrangement has been met or over the period that our last remaining obligation to perform is fulfilled. Consideration for elements that are deemed separable is allocated to the separate elements at the inception of the arrangement based on their relative selling price and recognized based on the authoritative criteria. We consider the installation and delivery of our software products to be part of a single unit of accounting due to the complexity of installation and nature of the contractual arrangements.
Cost of Revenues
Cost of revenues consists of payroll-related costs for service personnel, contractor costs, third-party hardware costs, third-party license fees, and the cost of delivering product to customers. The costs associated with any product that does not yet meet the criteria to be recognized as revenue are deferred.
Unbilled Revenue
If final acceptance has occurred but we have not invoiced the customer, we account for the amount invoiced as unbilled revenue and recognize the revenues and related costs. Customers are billed in accordance with specific contract terms, which may differ from the rate at which revenues are earned. Revenue recognized in excess of the amount billed of $13.7 million and $11.2 million at December 31, 2014 and 2013, respectively, are classified as unbilled revenue. Amounts received from customers pursuant to the contractual terms, but for which revenue has not yet been earned, are recorded as deferred revenue.
Maintenance
Maintenance consists of PCS agreements and subsequent support services purchased by our customers after the initial support period. Our customers generally enter into PCS agreements when they purchase our products. Our PCS agreements range from three months to three years and are typically renewable on an annual basis thereafter at the option of the customer. Revenue allocated to PCS is recognized ratably on a straight-line basis over the period the PCS is provided, assuming all other criteria for revenue recognition have been met. All significant costs and expenses associated with PCS are expensed as incurred with the exception of customer specific, third-party costs, which are expensed ratably over the PCS term. We have established VSOE for our legacy software products. For our next generation products, rates for maintenance, including subsequent renewal rates, are established based on a specific percentage of the arrangement's fair value. For our tangible, products, which contain essential software, our customers generally enter into PCS arrangements at the time of purchase. Relative selling price for the support obligations for tangible products containing essential software is based on ESP.
Shipping Costs
Outbound shipping and handling costs are included in cost of revenues, in the accompanying consolidated statements of operations and comprehensive loss.
Inventories
Inventories consist of finished goods and are stated at the lower of cost (first-in, first-out method) or market, net of reserve for obsolete inventory. We maintain a small warranty stock, however, substantially all inventories at period end are related to actual or planned customer orders. The reserve for obsolescence at December 31, 2014, 2013 and 2012, was $0.5 million, $0.2 million, and $0.3 million respectively.
Our costs of sales also include overhead costs, including capitalized inventory costs, deferred contract costs, and other direct and allocated support costs related to equipment and installation when sold.
Inventory shipped to customers is generally covered under a twelve-month warranty and returns have historically been nominal.
Long-lived Assets, Goodwill, and Intangible Assets
Property and Equipment
Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the respective asset of two to five years. Maintenance and repairs is charged to expense when incurred.
When events or changes in circumstances indicate that the carrying amount of our property and equipment might not be recoverable, the expected future undiscounted cash flows from the asset is estimated and compared with the carrying amount of the asset. If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recorded. The impairment loss is measured by comparing the fair value of the asset with its carrying amount. Fair value is generally determined based on discounted cash flows or appraised values, as appropriate. We did not record any impairment losses related to our property and equipment during 2014, 2013, and 2012.
Intangible Assets
Our intangible assets are primarily comprised of the intangible assets that we acquired from our acquisitions. Specifically, we recognized intangible assets for (i) contractual backlog; (ii) customer relationships; (iii) beneficial lease asset; and (iv) technology.
The intangible assets related to customer relationships are amortized over six years using a method that reflects an appropriate allocation of the costs of these intangible assets to earnings in proportion to the amount of economic benefits obtained in each reporting period. The intangible assets related to technology is amortized on a straight-line basis over an estimated useful life of six years. The beneficial lease asset is being amortized over the life of the associated lease.
Intangible assets are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the carrying amount of the asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The impairment loss to be recorded would be the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis or other valuation technique. We have not recorded any impairment charges related to our intangible assets during 2014, 2013, and 2012.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired. Goodwill and other intangible assets with indefinite lives are not amortized to operations, but instead are reviewed for impairment at least annually, or when there is an indicator of impairment. We have no intangible assets with indefinite useful lives, other than goodwill.
Accounting Standards Update ("ASU") No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU Topic 350”) permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying a two-step goodwill impairment test. This step is referred to as “step zero.” If an entity concludes that it is not likely that the fair value of the reporting unit is less than its carrying amount, it would not be required to perform a two-step impairment test for that reporting unit. The guidance lists certain factors to consider when making the qualitative assessment. In the event that the conclusion requires the two-step test, the first step compares the fair value of the reporting unit with its carrying value, including goodwill. If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test. Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. An impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value.
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
In connection with our annual goodwill impairment test, we have not recorded any impairment of such assets during 2014, 2013, and 2012.
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
We provide a valuation allowance for our deferred tax assets when it is more likely than not that our deferred tax assets will not be realized, based on expectations of generating future taxable income. Due to our historical losses, the majority of our net deferred tax assets have been fully reserved with a valuation allowance. With respect to Canada, China, our operations in India, and the State of Texas, management has determined that the realization of the deferred tax assets is more likely than not to occur, and has, therefore, released the respective valuation allowances in 2014.
We are electing to early adopt the provisions of ASU 2013-11: “Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” Unrecognized tax benefits are presented as a reduction of the deferred tax asset for net operating losses and similar tax loss or tax credit carryforwards in lieu of a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction, and (2) we intend to use the deferred tax asset for that purpose. The change in accounting principle will not have an impact to continuing operations in current or prior periods. All unrecognized tax benefits are subjected to a valuation allowance in the applicable filing jurisdiction and thus a corresponding write-down to the valuation allowance results in no impact to income tax expense.
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
Management has elected to recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense.

Fair Value of Financial Instruments
In accordance with ASC 825, Financial Instruments, we are required to disclose the fair value of financial instruments for which it is practical to estimate fair value. We calculate the fair value of financial instruments in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which provides a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
ASC 820 describes three levels of inputs that may be used to measure fair value:
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable.
Level 3 — Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing. These techniques involve judgment and, as a result, are not necessarily indicative of the amounts we would realize in a current market exchange. The use of different assumptions or estimation techniques may have a material effect on the estimated fair value amounts.
Our financial instruments consist primarily of cash and cash equivalents, billed and unbilled accounts receivable, accounts payable and debt. The carrying amounts of financial instruments, other than debt, are representative of their fair values due to their short maturities. We have elected not to carry our debt at fair value.
The carrying amounts and fair values of our borrowings at December 31, 2014 and 2013 are as follows (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Silicon Valley Bank senior loan	$26,900	$26,900	$—	$—
Silicon Valley Bank subordinated loan	—	—	10,000	10,900
Silver Lake subordinated loan	—	—	15,000	17,600
Debt	$26,900	$26,900	$25,000	$28,500
The carrying amount of our debt at December 31, 2014 is representative of its fair value since the interest rate is market sensitive. The fair value of our debt at December 31, 2013 was estimated using Level 3 inputs and was based on discounting the remaining principal payments using current market rates for similar debt and consideration of credit and default risk.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents. We maintain cash and cash equivalent balances in the USA, Australia, Canada, China, Croatia, Finland, India, Japan, Malaysia, Singapore, Spain, South Korea and the United Kingdom. The balances in the USA are FDIC insured. We maintain cash deposits with financial institutions with balances that often exceed federally insured amounts. We have experienced no losses related to these deposits.
Foreign Currency
The functional currency for each of our foreign subsidiaries is the applicable local currency. Assets and liabilities of the foreign subsidiary are translated to U.S. dollars at year-end exchange rates. Income and expense items are recorded at the rates of exchange prevailing during the period. We had $4.7 million of net transaction losses for 2014, $1.9 million of net transaction losses for 2013 and $0.5 million of net transaction gains for 2012. Currency translation adjustments are recorded as a component of other comprehensive income (loss). Intercompany foreign currency transactions that are not of a long-term investment nature affect functional currency cash flows and are accounted for as currency transaction gains and losses and included in determining net income (loss). Intercompany transactions are considered to be of a long-term investment nature if settlement is not planned or anticipated in the foreseeable future.
Net Loss per Common Share
Basic net loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, warrants, and convertible preferred stock during the period, using the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted earnings per share if their effect would be anti-dilutive. Note 9 provides additional information regarding net loss per common share.
Research, Development, and Engineering Costs
Costs related to research, design, and development of service infrastructure technology are charged to research and development expense as incurred. Generally accepted accounting standards provide for the capitalization of certain software development costs once technological feasibility has been established and for the evaluation of the recoverability of any capitalized costs on a periodic basis. Our software products have historically reached technological feasibility late in the developmental process, and developmental costs incurred after technological feasibility and prior to product release have been insignificant to date. Accordingly, no development costs have been capitalized to date and all research and product development expenditures have been expensed as incurred.
Restructuring Charges
Restructuring charges consist primarily of severance and benefits costs resulting from strategic management decisions to consolidate operations supporting our business following our acquisitions. Restructuring charges represent costs related to the realignment and restructuring of our business operations. These charges include expenses incurred in connection with strategic planning, certain cost reduction programs and acquisition integrations that we have implemented and consist of the cost of involuntary termination benefits, facilities charges, asset write-offs and other costs of exiting activities or geographies.
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
Restructuring charges incurred during 2014 totaled $0.1 million, which is included in general and administration in the consolidated statements of operations and comprehensive loss. No restructuring charges were incurred during 2013 or 2012.
Stock-based Compensation
Stock-based compensation represents the cost related to stock-based awards granted to employees. We measure stock-based compensation cost at the grant date, based on the estimated fair value of the award and recognizes the cost as an expense on a straight-line basis over the employee requisite service period. We estimate the fair value of stock options without market-based performance conditions using the Black-Scholes valuation model with the following weighted average assumptions:

•	Risk-free interest rate — U.S. Federal Reserve treasury constant maturities rate consistent vesting period;

•	Expected dividend yield — measured as the average annualized dividend estimated to be paid over the expected life of the award as a percentage of the share price at the grant date;

•	Expected term — the period of time for which the instrument is expected to be outstanding; and

•	Weighted average expected volatility — measured using historical volatility of similar public entities for which share or option price information is available.
The following table presents our stock-based compensation expense resulting from stock options and our employee stock purchase program as recorded in our consolidated statement of operations and comprehensive loss for 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of revenues	$582	$187	$—
Research and development	787	321	—
Sales and marketing	1,032	482	—
General and administrative	2,154	640	291
Total	$4,555	$1,630	$291

Advertising Costs
Advertising costs are expensed as incurred or the first time the advertising takes place, applied consistently based on the nature of the advertising activity. Advertising expenses for 2014, 2013, and 2012, were $1.2 million, $0.8 million, and $0.7 million, respectively.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-9”). ASU 2014-9 is intended to enhance comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets, improve disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized, and provide guidance for transactions that are not currently addressed comprehensively. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods therein, and does not allow for early adoption. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. The Company has begun the evaluation of the impact that the standard will have on its consolidated financial statements but has not yet selected a transition method.
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15"), which provides guidance for management to evaluate whether there are conditions or events that raise a substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 is effective for periods after December 15, 2016. We do not expect ASU 2014-15 to have a material impact on our consolidated financial statements or disclosures.
We have reviewed other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on our consolidated results of operations, financial position and cash flows.

3. Business Combination
On November 18, 2014, we acquired all of the outstanding capital stock of Stoke for the purchase price of approximately $5.5 million. The Stoke Acquisition was funded through the use of cash on hand at Mavenir of $3.7 million and the proceeds of a $1.9 million addition to our loan with Silicon Valley Bank under a loan modification agreement. Under the terms of the loan modification, our term loan was increased from $25.0 million to $26.9 million and the interest rate was reduced by 0.50%, from prime plus 2.75% to prime plus 2.25%. We used the proceeds of the term loan increase to repay the existing Stoke bank loan and paid out approximately $2.9 million of cash on hand to, and on behalf of, the shareholders of Stoke. In addition, during October and November 2014, prior to the closing of the transaction, we advanced approximately $0.8 million in cash to provide operating cash to Stoke.
Prior to the acquisition, Stoke was a provider of mobile gateway solutions to the broadband network industry and market leader in deployed LTE security gateways. Stoke was based in Santa Clara, CA and had an international presence in its’ served markets. This acquisition was completed to expand our global reach adding presence in markets like Japan and South Korea, enhance our security product portfolio with the addition of LTE security gateways, and entry into the small-cell market with high performance gateway products.
The Stoke Acquisition was accounted for under the acquisition method of accounting. The assets acquired and the liabilities assumed by us were recognized at their fair values at the acquisition date. We recorded goodwill of $2.0 million, which is attributable to expected growth and cost synergies resulting from the acquisition. The goodwill is not deductible for income tax purposes. We incurred approximately $0.4 million of acquisition-related costs, all of which were expensed and included in general and administrative expenses on the consolidated statements of operations and comprehensive loss.
The allocation of the total purchase price of Stoke’s net tangible and identifiable intangible assets was based upon the estimated fair value of those assets as of November 18, 2014.

The following table presents the preliminary allocation of the total purchase price to the assets acquired and liabilities assumed at the date of the acquisition.  The primary areas of the preliminary allocation that are not yet finalized are the fair value of income and non-income based taxes, and residual goodwill (in thousands):

Cash and cash equivalents	$321
Accounts receivable	62
Inventories	1,484
Prepaid expenses	693
Property, plant and equipment	745
Intangible assets	4,360
Deposits	204
Accounts payable and other liabilities	(1,698)
Deferred revenue	(2,576)
Deferred tax liabilities	(79)
Total identifiable net assets	3,516
Goodwill	2,030
Total consideration transferred	$5,546
As part of the purchase price allocation, we determined that the identifiable intangible assets were customer relationships, software technology, and a beneficial lease asset. We valued the customer relationships using the excess earnings method. We applied the relief-from-royalty method to estimate the fair value of the software technology. For the beneficial lease asset, we compared the rates under the Stoke lease to relevant market rates. These intangible assets are amortized with estimated useful lives ranging from 2 to 6 years from the date of acquisition over a method that reflects an appropriate allocation of the costs of these intangible assets to earnings in proportion to the amount of economic benefits obtained in each reporting period.

Acquired intangible assets	Fair Value (in thousands)	Estimated Useful Life (Years)
Establish customer relationships asset value	$2,580	6
Establish software technology asset value	1,460	6
Establish beneficial lease asset value	320	2.25
Total	$4,360
Some of the more significant estimates and assumptions inherent in the estimates of the fair values of identifiable intangible assets include all assumptions associated with forecasting product profitability from the perspective of a market participant. Specifically:

•
Revenue - we use historical, forecast, and industry or other sources of market data, including the number of units to be sold, selling prices, market penetration, market share, and year-over-year growth rates over the product life cycles.

•
Cost of sales, research and development expenses, sales and marketing expenses and general administrative expenses - we use historical, forecast, industry, or other sources of market data, including any expected synergies that can be realized by a market participant.

•	Estimated life of the asset - we assess the asset’s life cycle by considering the impact of technology changes and applicable compliance and regulatory requirements.

•
Discount rates - we use a discount rate that is based on the weighted average cost of capital with adjustments to reflect the risks associated with the specific intangible assets, such as country risks and commercial risks.

•	Customer attrition rates - we use historical and forecast data to determine the customer attrition rates and the expected customer life.
The discount rates used in the intangible asset valuations ranged from 6.0% to 50.5% depending on the relative risk profile of the intangible assets. The customer attrition rates used in our valuation of customer relationship intangible assets were 5.0%. The royalty rate used in the valuation of the software technology intangible asset was 10.0%. All of these judgments and estimates can materially impact the fair values of intangible assets.

Below are our selected unaudited pro forma results for the years ended December 31, 2014 and 2013 as if the acquisition occurred as of January 1, 2013. These results are not intended to reflect the actual operations had the acquisition occurred at January 1, 2013 (in thousands, except per share data).

	2014	2013
Revenues	$136,187	$111,062
Net Loss	(39,432)	(32,378)
Basic and diluted loss per common share	$(1.52)	$(7.57)
The amounts of revenue and earnings of Stoke included in our consolidated statement of operations and comprehensive loss from the acquisition date of November 18, 2014 are as follows (in thousands):

2014
Revenue	$649
Net Loss	$(958)

4. Property and Equipment
The following table presents the detail of property and equipment for the period ends presented (in thousands):

	Estimated Useful Life	December 31,
		2014	2013
Computer software	3 years	$5,161	$5,046
Computer and lab equipment	3 years	12,750	8,917
Other equipment	2-5 years	2,286	1,468
Property and equipment, gross		20,197	15,431
Less: accumulated depreciation		(13,599)	(10,377)
Property and equipment, net		$6,598	$5,054
Property and equipment depreciation expense totaled $3.3 million, $2.5 million, and $1.5 million, for the years ended December 31, 2014, 2013, and 2012.

5. Intangible Assets and Goodwill
Intangible assets primarily include the intangible assets that we acquired in acquisitions, including the acquisition of Stoke, (see Note 3 to the consolidated financial statements for further information). The intangible assets are being amortized using a patterns of consumption method based on the estimated cash flows associated with each asset. As a result, year-to-year amortization expense will vary with the associated estimated cash flows used in the valuation of these assets. The amortization methods reflect an appropriate allocation of the costs of these intangible assets to earnings in proportion to the amount of economic benefits obtained in the reporting period.
Intangible assets as of December 31, 2014 are as follows (in thousands):

Description	Weighted Average Amortization period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of December 31, 2014
Contractual backlog	7	$1,292	$(1,292)	$—
Customer relationships	72	7,135	(2,740)	4,395
Technology	72	2,213	(498)	1,715
Certification and licenses	36	3,766	(2,005)	1,761
Beneficial lease	27	320	(11)	309
Total		$14,726	$(6,546)	$8,180

Intangible assets as of December 31, 2013 are as follows (in thousands):

Description	Weighted Average Amortization period (in months)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount as of December 31, 2013
Contractual backlog	7	$1,382	$(1,382)	$—
Customer relationships	72	4,897	(2,108)	2,789
Technology	72	799	(344)	455
Certification and licenses	36	2,957	(999)	1,958
Total		$10,035	$(4,833)	$5,202
Total amortization expense for the years ended December 31, 2014, 2013, and 2012, was $2.1 million, $1.5 million, and $2.5 million, respectively of which $1.1 million, $0.6 million, and $0, respectively, was included in cost of revenues related to software products and $1.0 million, $0.9 million, and $2.5 million, respectively, was included in operating expenses on the consolidated statements of operations and comprehensive loss. The following table presents the expected amortization expense for each of the next five years ending December 31, for those intangible assets with remaining carrying values as of December 31, 2014 (in thousands):

Years Ending December 31,	Amortization of Intangible Assets
2015	$2,649
2016	2,350
2017	1,123
2018	990
2019	646
2020	422
Total	$8,180
A summary of changes in our carrying value of goodwill is as follows (in thousands):

	Year ended December 31,
	2014	2013
Balance, beginning of period	$866	$923
Acquired goodwill	2,030	—
Foreign currency exchange translation	(68)	(57)
Balance, end of period	$2,828	$866
6. Accrued Liabilities
The following table presents the detail of accrued liabilities for the period ends presented (in thousands):

	December 31,
	2014	2013
Accrued payroll	$10,163	$7,221
Accrued expenses on contracts	4,448	1,446
Accrued professional fees	551	136
Other	2,682	3,136
Total accrued liabilities	$17,844	$11,939

7. Debt
The following table presents the detail of debt for the period ends presented (in thousands):

	December 31,
	2014	2013
Silicon Valley Bank senior loan	$26,900	$—
Silicon Valley Bank subordinated loan	—	10,000
Silver Lake Waterman subordinated loan	—	15,000
Discount related to issuance of warrants	(59)	(1,577)
Total debt	26,841	23,423
Less: current portion	5,044	—
Long-term portion	$21,797	$23,423
We had $26.9 million and $25.0 million gross debt before discount of $0.1 million and $1.6 million, outstanding under our revolving credit facility and senior and subordinated loans as of December 31, 2014 and 2013, respectively.
Silicon Valley Bank Subordinated and Senior Loans
On October 18, 2012, we entered into loan agreements with Silicon Valley Bank (“SVB”). Under the agreements, we obtained two loans totaling $32.5 million. In February 2013, we amended these loans to join certain of our subsidiaries, including our non-U.S. subsidiaries, as co-borrowers. We also amended our minimum tangible net worth covenant. The loans included a $22.5 million Senior Loan (“Senior Loan”) secured by substantially all of our assets, including intellectual property. The Senior Loan had a term of three years at a floating rate of 1% above the U.S. prime rate, subject to a minimum interest rate of 4.25%. We also obtained a $10.0 million Subordinated Loan, also secured by substantially all of our assets including intellectual property that had a three years term at a fixed rate of 11%.
On March 6, 2014, we entered into an Amended and Restated Agreement with SVB to replace both the $22.5 million Senior Loan facility and the $10.0 million Subordinated Loan. The Amended and Restated Agreement includes a five-year term loan of $25.0 million (“Term Loan”), a $15.0 million secured revolving line of credit (“Revolver”) and a $5 million secured line for letters of credit, foreign exchange and cash management services. The Term Loan had an initial floating interest rate of 2.75% above the U.S. prime rate, subject to a minimum interest rate of 4.25% and is secured by substantially all of our assets, including intellectual property. The Term Loan provided for monthly payments of interest only until April 1, 2015; thereafter we were required to repay the outstanding principal amount in 48 monthly installments. The Term Loan has a maturity of March 1, 2019. If we prepay the Term Loan within one year of the Amended and Restated Loan Agreement, we will have to pay a prepayment premium of $250,000; thereafter, the Term Loan may be prepaid without penalty.
In accordance with ASC 470, Debt (“ASC 470”), we recorded a $0.3 million loss on early extinguishment of debt in 2014 related to the Amended and Restated Agreement.
In connection with the Stoke Acquisition, on November 19, 2014, we entered into a Consent, Joinder and Second Loan Modification Agreement with SVB ("Second Loan Modification Agreement"). Under the terms of the Second Loan Modification Agreement, the former Stoke, Inc. became a borrower under our loan agreements with SVB and granted a security interest to SVB in substantially all of its assets. Our Term Loan was increased from $25.0 million to $26.9 million, and the increase used to repay approximately $1.9 million of outstanding indebtedness owed by Stoke, Inc. to SVB. The interest rate on our Term Loan was reduced by 0.50%, from prime plus 2.75% to prime plus 2.25%, the time period during which the 1.0% prepayment penalty is in effect under the Term Loan was extended from March 6, 2015 through November 19, 2015, and the amount of the penalty was increased from $250,000 to $269,000. Upon successful achievement of one of two performance triggers, the interest rate will be reduced to 1.75% above the U.S. prime rate. The interest rate will be further reduced to 1.25% above the U.S. prime rate upon the successful achievement of the second performance trigger. The performance triggers are as follows: (i) our achievement, on a consolidated basis, of positive EBITDA, as defined, for two consecutive fiscal quarters, and (ii) the completion of an equity offering resulting in net proceeds of at least $50 million.
Under the Revolver, we may draw up to 80% of eligible domestic trade receivables, 70% of eligible foreign trade receivables and 35% of eligible accrued but unbilled accounts up to a maximum of $15.0 million. The Revolver has a three-year term and bears interest at a floating interest rate of 1% above the U.S. prime rate, subject to a minimum interest rate of 4.25% and is secured by substantially all of our assets, including intellectual property. We are also required to pay an unused facility fee, monthly in arrears, of 0.25% per annum of the unused amount of the Revolver. The Revolver may be prepaid at any time without penalty. As of December 31, 2014, we had no borrowings outstanding on the Revolver and had $15.0 million available. At December 31, 2014, the interest rate was 5.5%.

The Silicon Valley Bank loan agreements contain certain restrictive covenants, and the Senior Loan requires us to maintain a minimum tangible net worth at all times. At December 31, 2014, we were in default under of our minimum EBITDA covenant. We sought and obtained a waiver for this breach. The agreements also contain usual and customary events of default, the occurrence of which may result in all outstanding amounts under the loan agreements becoming due and payable immediately, and they also impose an interest penalty of an additional 5% above the otherwise applicable interest rate at any time when an event of default is continuing.
Silver Lake Waterman Growth Capital Loan
On June 4, 2013, we entered into a growth capital loan agreement with Silver Lake Waterman Fund, L.P. (“Silver Lake Loan”), for a $15.0 million subordinated term loan. The Silver Lake Loan was scheduled to mature on June 30, 2017 and bore interest at 12% annually. On March 5, 2014, we repaid the balance of our Silver Lake Loan using funds from our initial public offering.
As of March 5, 2014, we had approximately $0.2 million in deferred costs and $1.3 million in debt discount related to the Silver Lake Loan on our consolidated balance sheet. The entire $1.5 million was recognized during the year ended December 31, 2014, as a loss on early extinguishment of debt related to the payoff of the Silver Lake Loan on March 5, 2014.

8. Commitments and Contingencies
Lease Commitments
We lease office space and equipment under operating leases expiring in various years through 2019 or later. Rent expense for the years ended December 31, 2014, 2013, and 2012 was $2.8 million, $2.1 million, and $2.4 million, respectively.
Future minimum lease payments under the non-cancelable operating leases as of December 31, 2014 are as follows (in thousands):

Years ending December 31,
2015	$3,456
2016	2,694
2017	1,307
2018	786
2019	519
Thereafter	476
Total	$9,238
Future minimum sublease rentals to be received under non-cancelable operating leases as of December 31, 2014 are $0.9 million.
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

9. Loss per Common Share Applicable to Common Shareholders
We calculate basic net loss per share by dividing net loss attributable for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed giving effect to all potential weighted average diluted common stock, including options and warrants, using the treasury stock method.

The computation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Net loss	$(26,036)	$(15,290)	$(15,569)
Basic common shares:
Weighted average number of shares outstanding	25,988	4,278	1,288
Diluted common shares:
Weighted average shares used to compute diluted net loss per share	25,988	4,278	1,288
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.00)	$(3.57)	$(12.09)
The convertible preferred stock numbers shown in the table below are on a common stock equivalent basis as a result of the reverse stock split described in Note 10, Shareholders’ Equity.
The following weighted-average common stock equivalents were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented due to the net loss for all periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Convertible preferred stock	—	—	16,452
Stock options	1,572	1,532	1,474
Warrants	—	1,233	—

10. Shareholders’ Equity
Initial Public offering
In November 2013, we closed our initial public offering ("IPO"), in which we sold 5,320,292 shares of common stock and certain selling stockholders sold 129,708 shares of common stock at a price to the public of $10.00 per share, before underwriting discounts and commissions. In December 2013, the underwriters partially exercised their option to purchase additional shares and we issued and sold 145,339 additional shares at the same price to the public, before underwriting discounts and commissions. We raised approximately $44.8 million in net proceeds after deducting underwriting discounts and commissions of approximately $3.8 million and other estimated offering expenses of approximately $6.1 million. We did not receive any proceeds from the sale of shares by the selling stockholders in the IPO.
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
Common Stock
In preparation for the IPO, our Board of Directors and stockholders approved a 7-for-1 reverse stock split of our common stock. The reverse stock split became effective on November 1, 2013. All share and per share amounts in the consolidated financial statements and notes thereto have been retrospectively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.
In connection with the closing of the IPO in November 2013, all of our outstanding preferred stock automatically converted into an aggregate of 16,452,467 shares of our common stock. Additionally, we amended and restated our certificate of incorporation increasing the number of authorized shares of common stock from 22,171,986 to 300,000,000.

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
Awards granted under the 2005 Plan may be immediately exercisable, but not vested, and are subject to a right of repurchase by us, at our option, at the lower of the original exercise price or fair market value for all unvested restricted shares at the termination of service.
Under the 2013 Plan, we have the ability to issue incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and/or performance shares. Additionally, the 2013 Plan provides for the grant of performance cash awards to employees, directors and consultants. Stock options are granted at a price per common share not less than the fair value at date of grant. Stock options granted to date generally vest over a four-year period with 25% vesting at the end of one year and the remaining vest monthly thereafter. Stock options granted generally are exercisable up to ten years from the date of grant.
The number of shares available for issuance under the 2013 Plan increases on January 1 of each calendar year during the term of the 2013 Plan by (i) an amount equal to the lesser of (A) 4.5% of the total number of common shares outstanding on the last trading day in December of the immediately preceding calendar year and (B) 2,857,776 shares, or (ii) an amount determined by the Board of Directors that is lower than the lesser determined by (i)(A) or (i)(B). At December 31, 2014, there were 1,073,231 common shares available for future grants under the 2013 Plan.
To determine the weighted average fair value of stock options granted, we used the Black-Scholes option-pricing model with the following weighted average assumptions during the periods presented:

	Year Ended December 31,
	2014	2013	2012
Expected dividends	—%	—%	—%
Risk-free interest rate (U.S. Treasury)	2.0%	1.8%	1.7%
Expected term	6.3	6.3	6.3
Expected volatility	60.9%	57.5%	62.0%
The fair value of all the awards granted is amortized to expense on a straight-line basis over the requisite service periods, which are generally the vesting periods.
The following tables summarize the stock option activity for the periods presented (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2012	2,647	$1.12
Granted	488	4.77
Exercised	(121)	0.59
Forfeited or expired	(317)	1.14
Outstanding as of December 31, 2012	2,697	$1.80	7.3	$16,465
Exercisable as of December 31, 2012	2,041	$1.16	6.6	$13,789

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2013	2,697	$1.80
Granted	880	9.56
Exercised	(163)	0.56
Forfeited or expired	(127)	3.88
Outstanding as of December 31, 2013	3,287	$3.86	7.2	$24,002
Exercisable as of December 31, 2013	2,106	$1.53	5.7	$17,622

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2014	3,287	$3.86
Granted	1,303	15.95
Exercised	(558)	2.07
Forfeited or expired	(206)	11.66
Outstanding as of December 31, 2014	3,826	$7.90	7.4	$24,648
Exercisable as of December 31, 2014	2,119	$3.80	6.1	$20,880
We granted stock options with a weighted-average grant date fair value per share during the years ended December 31, 2014, 2013, and 2012 of $9.30, $5.29, and $2.80, respectively.
The following table summarizes additional information about stock options outstanding at December 31, 2014:

Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Contractual Term (in years)
$ 0.42 - $ 0.56	421	421	2.1
$ 0.63 - $ 0.77	428	426	5.4
$ 2.10 - $ 2.10	700	664	7.0
$ 5.11 - $ 8.40	490	253	7.9
$10.00 - $10.00	642	193	8.8
$10.78 - $16.47	490	38	9.3
$18.09 - $18.09	655	124	9.2
	3,826	2,119	7.4
The total intrinsic value of options exercised during the years ended December 31, 2014, 2013, and 2012, was $6.3 million, $1.4 million, and $0.5 million, respectively.
At December 31, 2014, there was $10.4 million of total unrecognized cost related to unvested stock options granted under the stock option plan, which is expected to be recognized over a weighted average period of 2.5 years.
Employee Stock Purchase Plan
In November 2014, we implemented an Employee Stock Purchase Plan ("ESPP") in accordance with the terms of the Amended and Restated Employee Stock Purchase Plan ("ESPP Plan"). Our ESPP has a six-month offering period, a 15% discount, and a six-month look-back feature. Initially, 482,143 shares of our common stock are reserved for issuance to our employees under the ESPP. The number of shares available for issuance under the ESPP increases on January 1 of each calendar year, beginning with the 2015 calendar year, during the term of the ESPP by an amount equal to 1.0% of the total number of common shares outstanding on the last trading day in December of the immediately preceding calendar year. The annual increase can not exceed 428,572 shares in any calendar year.
During an offering period, employees make contributions to the ESPP through payroll deductions. At the end of each offering period, we use the accumulated contributions to issue shares of our common stock to the participating employees. The issue price of those shares is equal to the lesser of (i) 85% of our stock price on the first day of the offering period, or (ii) 85% of our stock price on the purchase date. No participant may be issued more than $25,000 of common stock in any calendar year and the maximum number of shares a participant may be issued during a single offering period is 1,000 shares. The maximum number of shares issuable to all participants on any one purchase date is 312,500 shares.
We recognized approximately $0.1 million of stock-based compensation expense during the fourth quarter of 2014 as a result of our ESPP.
Warrants
In March 2014, we issued 44,340 shares of our common stock to SVB upon the exercise in full of a warrant held by SVB. The warrant gave SVB the right to purchase up to 64,286 shares of our common stock at $5.11 per share. The warrant was fully exercised in a "cashless" transaction pursuant to the terms of the agreement.
In April 2014, we issued 555,034 shares of our common stock to Cisco Systems, Inc. ("Cisco") upon the exercise in full of a warrant held by Cisco. The warrant gave Cisco the right to purchase up to 898,294 shares of our common stock at $6.6794 per share on the achievement of certain bookings milestones. The warrant was fully exercised in a "cashless" transaction pursuant to the terms of the agreement.
In May 2014, we issued 40,871 shares of our common stock to WestRiver Mezzanine Loans, LLC ("WestRiver") upon the exercise in full of a warrant held by WestRiver. The warrant gave WestRiver the right to purchase up to 64,285 shares of our common stock at $5.11 per share. The warrant was fully exercised in a "cashless" transaction pursuant to the terms of the agreement.
In June 2014, we issued 194,606 shares of our common stock to Silver Lake Waterman Fund, L.P. ("Silver Lake") upon the exercise in full of a warrant held by Silver Lake. The warrant gave Silver Lake the right to purchase up to 194,694 shares of our common stock at $0.007 per share. The warrant was fully exercised in a "cashless" transaction pursuant to the terms of the agreement.
In June 2014, we issued 11,228 shares of our common stock to Comerica Ventures Incorporated ("Comerica") upon the exercise in full of a warrant held by Comerica. The exercise price was $6.6794 per share, which resulted in proceeds of approximately $0.1 million.

11. Employee Benefit Plan
In the United States, we maintain a defined contribution plan consisting of a 401(k) retirement savings plan, which covers substantially all eligible U.S. employees. Participants can, in accordance with Internal Revenue Service (“IRS”) guidelines, set aside both pre- and post-tax savings in this account. In addition to participant’s savings, we have the option of making discretionary matching contributions to plan participant’s accounts; however, no contributions were made to date as of December 31, 2014. Eligible employees can participate in the plan on the first day following their hire date.
Our employees in Canada and the United Kingdom have defined contribution plans. The cost of the plans for the years ended December 31, 2014, 2013, and 2012 was $0.7 million, $0.6 million, and $0.8 million respectively, and is included in operating expenses.

12. Income Taxes
The following table summarizes the income tax expense (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$—	$—	$—
State	(58)	218	—
Foreign	1,176	2,328	1,152
Total current	1,118	2,546	1,152
Deferred:
Federal	—	—	—
State	(2)	(50)	—
Foreign	(600)	—	—
Total deferred	(602)	(50)	—
Income tax expense	$516	$2,496	$1,152

The components of income (loss) before income tax expense consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Domestic	$(25,969)	$(12,947)	$(18,941)
Foreign	449	153	4,524
Total	$(25,520)	$(12,794)	$(14,417)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2014	2013
Deferred tax assets
Net operating loss carryforwards	$43,234	$35,918
Deferred revenue	3,630	2,741
Accrued expenses	3,336	1,696
Allowance for bad debt	74	149
Start-up costs	908	1,057
Depreciation of property and equipment	80	30
Unrealized gain/loss on foreign currency translations	—	411
Tax credit carryforwards	2,039	2,010
Inventories	3,035	1,032
Stock-based compensation	672	231
Capitalized research and development	12,692	—
Other	64	(116)
Total deferred tax assets	$69,764	$45,159

	As of December 31,
	2014	2013
Deferred tax liabilities
Amortization of intangible assets	$(2,397)	$(1,472)
Unrealized gain/loss on foreign currency translations	(317)	—
Prepaid items	(145)	(233)
Other	(21)	—
Total deferred tax liabilities	(2,880)	(1,705)
Net deferred tax assets	66,884	43,454
Valuation allowance	(66,107)	(43,404)
Net deferred tax assets	$777	$50

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows (in thousands):

	December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
Computed tax at statutory rates:	$(8,677)	34.0%	$(4,478)	35.0%	$(5,046)	35.0%
Permanent differences	225	(0.9)%	(122)	1.0%	362	(3.0)%
Difference resulting from state income taxes, net of federal income tax benefits	(60)	0.2%	128	(1.0)%	(337)	2.0%
Change in valuation allowance	10,124	(39.6)%	(7,453)	58.3%	4,678	(32.0)%
Release of valuation allowance	(2,680)	10.5%	—	—%	—	—%
Effect of tax credits	(586)	2.3%	(1,954)	15.3%	(100)	1.0%
Foreign tax differential	432	(1.7)%	(556)	4.3%	922	(6.0)%
Uncertain tax positions	(142)	0.6%	404	(3.2)%	—	—%
Change in control limitations on net operating losses	—	—%	12,824	(100.2)%	—	—%
Foreign withholding taxes	804	(3.2)%	1,342	(10.5)%	—	—%
Change in tax rates	1,403	(5.5)%	1,881	(14.7)%	—	—%
Other, net	(327)	1.3%	480	(3.8)%	673	(5.0)%
Total	$516	(2.0)%	$2,496	(19.5)%	$1,152	(8.0)%
At December 31, 2014, we had U.S. federal net operating loss carryforwards of $115.0 million. These losses expire in various years between 2019 and 2034, and are subject to limitations on their utilization to the extent of future taxable income. We had total foreign net operating loss carryforwards of $18.3 million. Of these foreign net operating losses, $15.3 million are not currently subject to expiration dates and the remainder, $3.0 million expire beginning in 2015 through 2034. A portion of the federal loss carryforwards include net operating losses that were acquired as part of our acquisition of Stoke, Inc. We have performed a preliminary Section 382 calculation and have determined that $57.0 million of the $62.0 million net operating losses acquired from Stoke will not be available to offset future taxable income, and have therefore not included them in our total U.S. federal net operating carryforwards of $115.0 million. The amount included may change, subject to finalizing a Section 382 study. Additionally, with the Stoke acquisition, we also acquired $6.2 million of research and development tax credit carryforwards, which we believe are fully limited under Section 383 and have, therefore, assigned them no benefit. We have available tax credit carryforwards of $1.3 million and $2.1 million, which can be used to reduce U.S. federal and Canadian federal tax, respectively. However, we have applied tax credits of $0.4 million and $1.3 million associated with unrecognized tax liabilities that expire between 2024 and 2034 to offset these credits, reducing their benefit.
We have recorded a full valuation allowance on all federal and foreign net operating losses, with the exception of the $1.0 million net operating loss associated with China. During 2014, we released the full valuation allowance on the net deferred tax assets associated with China and Canada. It is foreseeable that the income generated in these jurisdictions will allow for the full realization of the applicable deferred tax assets and thus a net deferred tax asset of $1.5 million was recorded in the period ended December 31, 2014. Additionally, the valuation allowance of $1.2 million associated with our operations in India was released during 2014, as these operations are now in a net deferred tax liability position, and such deferred tax liabilities are sufficient to offset the net deferred tax assets within the same future periods. The valuation allowance on the net deferred tax assets association with the State of Texas was released in 2013. The remaining net deferred tax assets of all other federal and foreign jurisdictions are still fully offset by a valuation allowance, which includes the net deferred tax assets associated with the acquisition of Stoke. The Stoke acquisition increased the valuation allowance be $15.1 million during the year ended December 31, 2014. Other notable changes to our valuation allowance during 2014 include an increase of $12.0 million due to current operations, a decrease of $1.4 million due to tax rate changes recorded for federal and foreign jurisdictions, and a $1.2 million decrease due to uncertain tax position liability offsets to net deferred tax assets.
During 2014, it was determined that certain foreign withholding taxes would not be realizable as foreign tax credits due to extended net operating losses in the entities in which the withholding taxes were incurred. Therefore, $0.8 million of foreign withholding taxes are included in income tax expense. We file federal, state and foreign income tax returns in jurisdictions with varying statutes of limitations. Generally, for federal income tax purposes, all years prior to 2011 are closed; however, these years remain open to examination to the extent of the utilization of net operating losses generated during these years. The 2010 through 2014 tax years generally remain subject to examination by federal and most state tax authorities. In foreign jurisdictions, varying tax years between 2006 through 2014 generally remain subject to examination by tax authorities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2014 and 2013 is as follows (in thousands):

	2014	2013
Beginning Balance at January 1,	$4,207	$3,904
Additions to unrecognized tax benefits taken during the period	271	303
Additions to unrecognized tax benefits as a result of positions taken in prior periods	1,806	—
Reductions to unrecognized benefits as a result of positions taken during the period	(2,273)	—
Additions to unrecognized tax benefits as a result of current year acquisitions	1,696	—
Ending Balance at December 31,	$5,707	$4,207
During the quarter ended June 30, 2014, we revised the beginning balance of our uncertain tax positions to reflect a gross presentation, rather than a presentation net of our deferred tax liability offset.
The total amount of these unrecognized tax benefits would affect the effective tax rate, if recognized. It is reasonably possible that certain of the uncertain tax positions disclosed in the table above could increase or decrease within the next 12 months as a result of developing issues, management’s continuing review of existing positions, examinations or expiration of statute of limitations. We are not able to make an estimate of the range of the reasonably possible change. We have elected to recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense. Cumulative interest and penalties recorded to this liability for the period ended December 31, 2014 equals $1.4 million with $1.0 million recognized in income tax expense during the year ended December 31, 2014.
Any undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon and we expect that future earnings will also be reinvested in foreign operations indefinitely. Upon repatriation of these earnings, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign credits) and withholding taxes payable to various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with its hypothetical calculation. Income taxes have not been provided on $21.0 million of undistributed earnings of foreign subsidiaries as of December 31, 2014.

13. Financial Instruments
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
Concentration of Credit Risk
Accounts receivable are generally with diversified customers and dispersed across many geographical regions. As of December 31, 2014 and 2013, two customer balances represented more than 10% of the overall account receivable balance. We believe no significant concentration of credit risk exists with respect to these accounts receivable. For the year ended December 31, 2014, one customer represented 39% of the total revenues. For the year ended December 31, 2013, four customers represented 58% of the total revenues. For the year ended December 31, 2012, four customers represented 46% of the total revenues.
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

14. Segment and Geographic Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers, in deciding how to allocate resources and in assessing performance. Our chief operating decision-maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of allocating resources and evaluating financial performance. We have concluded that we operate in one segment and have provided the required enterprise-wide disclosures.
Revenues by geographic area are based on the deployment site location of the end customers. The following tables present revenue and long-lived assets as of and for the year ended December 31 by geographic area (in thousands):

2014	Revenues	Long-lived Assets
North America	$71,479	$15,317
EMEA (or Europe, Middle East and Africa)	40,772	1,295
APAC (or Asia-Pacific)	17,544	994
Consolidated Total	$129,795	$17,606

2013	Revenues	Long-lived Assets
North America	$48,130	$8,475
EMEA (or Europe, Middle East and Africa)	38,469	1,888
APAC (or Asia-Pacific)	14,709	759
Consolidated Total	$101,308	$11,122
2012	Revenues	Long-lived Assets
North America	$37,314	$9,627
EMEA (or Europe, Middle East and Africa)	20,547	2,314
APAC (or Asia-Pacific)	15,979	615
Consolidated Total	$73,840	$12,556
15. Quarterly Financial Data (unaudited)

	Three Months Ended,
	Mar. 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, except per share amounts)
Total Revenues	$28,729	$33,287	$34,052	$33,727
Gross Profit	16,032	18,432	17,982	18,500
Operating loss	(2,222)	(2,230)	(3,837)	(8,783)
Net loss	(4,045)	(3,891)	(5,805)	(12,295)
Net loss per share:
Basic and Diluted	$(0.17)	$(0.16)	$(0.21)	$(0.43)

	Three Months Ended,
	Mar. 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in thousands, except per share amounts)
Total Revenues	$22,438	$25,752	$25,971	$27,147
Gross Profit	14,457	13,492	12,449	15,737
Operating loss	(1,697)	(869)	(3,407)	(1,735)
Net loss	(4,294)	(3,641)	(4,513)	(2,842)
Net loss per share:
Basic and Diluted	$(3.21)	$(2.72)	$(3.35)	$(0.22)

16. Subsequent Events
Shares available for grant under the 2013 Plan increased by 1,301,176 shares on January 1, 2015, in accordance with the terms of the 2013 Plan.
Shares available for issuance under the ESPP increased by 289,150 shares on January 1, 2015, in accordance with the terms of the ESPP Plan.
In January 2015, we closed our acquisition of Ulticom, Inc. for total consideration of $20.0 million, subject to certain customary closing adjustments. We used cash on hand to fund the acquisition. The valuation of the assets acquired and liabilities assumed is currently in process. In connection with the closing of Ulticom, we amended our credit facility to extend the monthly interest only payments until April 2016.
On February 28, 2015, we entered into a definitive merger agreement in which Mitel Networks Corporation ("Mitel") will acquire all of our outstanding shares of common stock in a cash and stock deal valued at approximately $560.0 million (based on the closing price of Mitel shares on February 27, 2015). We expect the merger to close in the second quarter of 2015.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Acquisition of Stoke
On November 18, 2014, we acquired Stoke. For purposes of determining the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2014, and any change in our internal control over financial reporting for the fourth quarter of 2014, management has excluded the internal control over financial reporting of Stoke from its evaluation of these matters. The acquired businesses represent approximately 6.6% of our consolidated total assets at December 31, 2014 and approximately 3.7% of our consolidated net loss for the year ended December 31, 2014. Any material change to our internal control over financial reporting due to the acquisition of Stoke will be disclosed in our annual report for the year ending December 31, 2015 in which our assessment that encompasses Stoke will be included.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
As of December 31, 2014, management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon the evaluation, which excluded Stoke, and due to the presence of the material weaknesses in internal control over financial reporting that are described below, our chief executive officer and chief financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level. See “Acquisition of Stoke.”
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, is a process designed by, or under the supervision of, the chief executive officer and chief financial officer, or persons performing similar functions, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on its evaluation, which excluded the internal control over financial reporting of Stoke, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014 because of the identification of the material weaknesses identified below. See “-Acquisition of Stoke.”

In connection with the audit of our consolidated financial statements for the year ended December 31, 2014, management and our independent registered public accounting firm identified the following material weaknesses:
Period-end financial close and reporting process. Specifically, this material weakness was the result of the following:

a.
the ineffective implementation of a period-end closing calendar and an aggressive filing schedule that does not allow proper time for management and its oversight committees to properly review SEC filings;

b.	ineffective controls over the timely preparation, review and approval of all financial statement account reconciliations; and

c.
ineffective control over the review, approval, documentation and recording of our journal entries. Specifically, effective controls were not designed and in place to ensure the existence, accuracy and completeness of the journal entries recorded, both recurring and non-recurring.

Accounting for income taxes. We have not implemented effective internal controls over the preparation of our income tax provisions and related accounts and disclosures. Specifically, we outsource the preparation of the income tax provision, but lack reconciliation and management review controls that operate at a sufficient level of precision to ensure the completeness and accuracy of the data used in the computation of income tax expense, taxes payable or receivable and deferred taxes assets and liabilities. This material weakness resulted in material late adjustments to our income tax provision.
As a result of these material weaknesses, our control environment is ineffective to ensure that the design and execution of our controls have consistently resulted in effective and timely review of our financial statements and supervision by appropriate individuals.
Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.
Management’s Plan for Remediation of Our Material Weaknesses
While the material weakness related to the period-end close process has existed since in 2012, management has made efforts to improve the design and operating effectiveness of internal control over financial reporting. In 2014, we implemented a system that interfaces with our general ledger and allows us to set up rules to ensure all accounts that meet the criteria are reconciled and approved in accordance with our policy. However, we failed to ensure the timely completion of the reconciliations. We will continue to stress the importance of timeliness and accountability and begin testing early in the year to ensure time for remediation. We have begun to evaluate automated journal entry review and approval options and will implement a manual review process in the second quarter of 2015, should an automated solution not be implemented at that time. We will continue to explore ways to shorten our close calendar, as well as move our filing date out to accommodate proper reviews of SEC documents.
A knowledgeable person within Mavenir, whether a consultant representing management or a permanent employee, will be hired to supervise the third party preparation of tax related items and review for completeness, accuracy and proper presentation.
Management expects remediation efforts to continue throughout 2015 to continue to improve our internal control over financial reporting.
Attestation of the Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption provided under the JOBS Act.

Changes in Internal Control over Financial Reporting
Other than the acquisition of Stoke, discussed above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.
PART III.

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2015 annual meeting of stockholders (the “Proxy Statement”), or an amendment to this report, which is to be filed not later than 120 days after December 31, 2014, and is incorporated in this report by reference.
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

Item 11.	Executive Compensation
The information required by this item will be set forth in the Proxy Statement or an amendment to this report and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in the Proxy Statement or an amendment to this report and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in the Proxy Statement or an amendment to this report and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item will be set forth in the Proxy Statement or an amendment to this report and is incorporated herein by reference.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are included as part of this report:

(a)	Consolidated Financial Statements—See Index to Consolidated Financial Statements at Item 8 of Part II of this Annual Report on Form 10-K.

(b)
Financial Statement Schedules—Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

(c)	Exhibits—See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richardson, State of Texas.

Mavenir Systems, Inc.

Dated: March 3, 2015	By:	/s/ Pardeep Kohli
Pardeep Kohli
President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Pardeep Kohli and Terry Hungle, and each of them, either of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on March 3, 2015.

Signature	Title

/s/ Pardeep Kohli	President, Chief Executive Officer and Director (Principal Executive Officer)
Pardeep Kohli

/s/ Terry Hungle	Chief Financial Officer (Principal Financial Officer)
Terry Hungle

/s/ David Lunday	Controller (Principal Accounting Officer)
David Lunday

/s/ Benjamin L. Scott	Chairman of the Board
Benjamin L. Scott

/s/ Ammar H. Hanafi	Director
Ammar H. Hanafi

/s/ Jeffrey P. McCarthy	Director
Jeffrey P. McCarthy

/s/ Vivek Mehra	Director
Vivek Mehra

/s/ Hubert de Pesquidoux	Director
Hubert de Pesquidoux

/s/ Venu Shamapant	Director
Venu Shamapant

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
2.1	Agreement and Plan of Merger, dated November 12, 2014, by and among Mavenir Systems, Inc., Storm Merger Sub, Inc., Stoke, Inc., the Equityholders of Stoke, Inc. named therein, and the Equityholders' Representative.	8-K	001-36171	11/21/2014	2.1
2.2	Stock Purchase Agreement, dated January 20, 2015, by and among Mavenir Systems, Inc., Ulticom, Inc., Utah Holding, Inc., and the stockholders of Utah Holding, Inc.	8-K	001-36171	1/20/2015	2.2
3.1	Amended and Restated Certificate of Incorporation of the Registrant filed on November 13, 2013.	10-Q	001-36171	12/5/2013	3.1
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-191563	10/4/2013	3.4
4.1	Amended and Restated Investors’ Rights Agreement, dated July 15, 2014.	S-1	333-197436	7/15/2014	4.1
10.1†	Form of Indemnification Agreement for Directors and Officers of the Registrant.	S-1	333-191563	10/4/2013	10.1
10.2†	Amended and Restated 2005 Stock Plan, as amended.	S-1	333-191563	10/4/2013	10.2
10.3†	Form of Stock Option Agreement — Early Exercise for 2005 Stock Plan.	S-1	333-191563	10/4/2013	10.3
10.4†	Form of Stock Option Agreement — Standard Exercise for 2005 Stock Plan.	S-1	333-191563	10/4/2013	10.4
10.5†	Form of U.K. Stock Option Agreement for 2005 Stock Plan.	S-1	333-191563	10/4/2013	10.5
10.6†	Form of International Stock Option Agreement for 2005 Stock Plan.	S-1	333-191563	10/4/2013	10.6

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
10.7†	Amended and Restated 2013 Equity Incentive Plan.	S-1	333-191563	11/1/2013	10.7
10.8†	Form of Notice of Grant — Early Exercise Option for 2013 Equity Incentive Plan.	S-1	333-191563	10/4/2013	10.8
10.9†	Form of Notice of Grant — Standard Exercise Option for 2013 Equity Incentive Plan.	S-1	333-191563	10/4/2013	10.9
10.10†	Form of Notice of Grant — Non-Employee Director Option for 2013 Equity Incentive Plan.	S-1	333-191563	10/4/2013	10.1
10.11†	Form of Notice of Grant — Restricted Stock Unit for 2013 Equity Incentive Plan.	S-1	333-191563	10/4/2013	10.11
10.12†	Form of Notice of Grant — International Option for 2013 Equity Incentive Plan.	S-1	333-191563	10/4/2013	10.12
10.13†	Form of Notice of Grant — International Restricted Stock Unit for 2013 Equity Incentive Plan.	S-1	333-191563	10/4/2013	10.13
10.14†	Amended and Restated Employee Stock Purchase Plan.	10-Q	001-36171	10/28/2014	10.1
10.15†	Form of Omnibus Option Amendment for Certain Executive Officers (six months’ acceleration).	S-1	333-191563	10/4/2013	10.17.1
10.16†	Form of Omnibus Option Amendment for Certain Executive Officers (twelve months’ acceleration).	S-1	333-191563	10/4/2013	10.17.2
10.17†	Amended and Restated Executive Employment Agreement, dated December 18, 2012, between the Registrant and Pardeep Kohli.	S-1	333-191563	10/4/2013	10.18
10.18†	Form of Pardeep Kohli Option Agreement for 2005 Stock Plan.	S-1	333-191563	10/4/2013	10.19
10.19†	Amended and Restated Executive Employment Agreement, dated December 18, 2012, between the Registrant and Terry Hungle.	S-1	333-191563	10/4/2013	10.2
10.20†	Executive Employment Agreement, dated December 18, 2012, between the Registrant and Bahram Jalalizadeh.	S-1	333-191563	10/4/2013	10.21
10.21†	Amended and Restated Executive Employment Agreement, dated December 18, 2012, between the Registrant and Ashok Khuntia.	10-Q	001-36171	5/8/2014	10.1
10.22†	Participation Agreement, dated June 27, 2011, between the Registrant and Terence McCabe.	S-1	333-191563	10/4/2013	10.22
10.23†	Separation Agreement, dated August 12, 2013, by and between the Registrant and Matt Dunnett.	S-1	333-191563	10/4/2013	10.23
10.24	Form of Employment, Confidential Information, and Invention Assignment Agreement.	S-1	333-191563	10/4/2013	10.24
10.25	Amended and Restated Loan and Security Agreement, dated March 6, 2014.	8-K	001-36171	3/10/2014	10.1
10.26	First Loan Modification with Silicon Valley Bank, dated July 28, 2014.	10-Q	001-36171	7/28/2014	10.1
10.27	Second Loan Modification with Silicon Valley Bank, dated November 19, 2014.					X

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Date of First Filing	Exhibit Number	Provided Herewith
10.28	Third Loan Modification with Silicon Valley Bank, dated January 16, 2015.					X
10.29	Intellectual Property Security Agreement, dated October 18, 2012, by and among the Registrant, Mavenir Holdings, Inc. and Silicon Valley Bank.	S-1	333-191563	10/4/2013	10.28
10.30	Reseller OEM Agreement, dated October 28, 2008, by and between the Registrant and Starent Networks Corp., assigned to Cisco Systems, Inc. as of September 3, 2010 (including amendments and addendums to date).	S-1	333-191563	10/4/2013	10.29
10.31	Extension of Reseller OEM Agreement, dated August 27, 2013, by Cisco Systems, Inc.	S-1	333-191563	10/4/2013	10.29.1
10.32	Loan and Security Agreement (Growth Capital Loan), dated as of June 4, 2013, by and among the Registrant, Silver Lake Waterman Fund, L.P. and certain subsidiaries of the Registrant.	S-1	333-191563	10/4/2013	10.3
10.34†	Executive Bonus Plan.	S-1	333-191563	10/4/2013	10.31
10.35†	Sales Incentive Plan	10-K	001-36171	2/21/2014	10.36
21.1	Subsidiaries of the Registrant.					X
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.					X
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).					X
101*	Consolidated financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL.					X

(†)	Management contract, compensatory plan or arrangement.

(*)
The following consolidated financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL: (i) Consolidated Statements of Operations and Comprehensive Loss, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.