Form 10-K/A
period 2014-12-31
MAVENIR SYSTEMS INC
filed 2015-04-21
CIK 1361470

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
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

Mavenir Systems, Inc.
FORM 10-K/A

EXPLANATORY NOTE
This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Mavenir Systems, Inc. (“Mavenir,” the “Company,” “we” or “us”) for the fiscal year ended December 31, 2014 as filed with the Securities & Exchange Commission (“SEC”) on March 3, 2015 (the “2014 Annual Report”), is being filed to amend the 2014 Annual Report to include the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K. We previously omitted Part III from the 2014 Annual Report in reliance on General Instruction G(3) to Form 10-K that allows such information to be incorporated by reference into the Annual Report on Form 10-K from the definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year end, or April 30, 2015. We no longer expect to file a definitive proxy statement containing this Part III information prior to April 30, 2015. Additionally, Part IV of the 2014 Annual Report is being amended to include as exhibits certain new certifications required under Section 302 of the Sarbanes-Oxley Act of 2002, as amended.
This Amendment No. 1 does not affect any other portion of the 2014 Annual Report. Additionally, except as specifically referenced herein, this Amendment No. 1 does not reflect any events occurring after March 3, 2015, the filing date of the 2014 Annual Report, or modify or update those disclosures that may have been affected by subsequent events.

DISCLAIMER
This Amendment No. 1 contains statements regarding future individual and company performance targets and goals. These targets and goals are disclosed in the limited context of our compensation programs and should not be understood to be statements of management’s expectations or estimates of results or other guidance. We specifically caution investors not to apply these statements to other contexts.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Composition of Our Board of Directors
Our Board of Directors currently consists of seven members. In accordance with our amended and restated certificate of incorporation and our amended and restated bylaws, our Board of Directors is divided into three classes, Class I, Class II, and Class III, with each class containing, as nearly as possible, one-third of the total number of directors and serving staggered three-year terms. Directors in a particular class are elected for three-year terms at the annual meeting of stockholders in the year in which their terms expire, and the other classes continue for the remainder of their respective three-year terms. The classification of our Board of Directors may have the effect of delaying or preventing changes in our management or a change in control of our Company.
The authorized number of directors may be changed only by our Board of Directors. Vacancies on the Board may be filled only by persons elected by a majority of the remaining directors. Any director elected by the Board to fill a vacancy in a class, including vacancies created by an increase in the number of directors, is elected to serve for the remainder of the full term of that class or until the director’s successor is duly elected and qualified. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.
Our directors may be removed only for cause by the affirmative vote of the holders of two thirds of our outstanding voting stock.

The following table sets forth the names and certain other information for each of the members of the Board of Directors as of the date of the 2014 Annual Report. Key biographical information for each of these individuals is set forth below the following table.

	Class	Age	Position	Director Since	Current Term Expires
Directors
Ammar H. Hanafi (2)(3)	II	48	Director	2007	2015
Venu Shamapant (2)	II	48	Director	2006	2015
Hubert de Pesquidoux (1)(3)	III	49	Director	2012	2016
Pardeep Kohli	III	49	President, Chief Executive Officer & Director	2006	2016
Benjamin L. Scott (2)(3)	III	65	Chairman of the Board	2006	2016
Jeffrey P. McCarthy (1)	I	60	Director	2006	2017
Vivek Mehra (1)	I	51	Director	2011	2017
___________________

(1)	Member of our Audit Committee
(2)	Member of our Compensation Committee
(3)	Member of our Nominating and Corporate Governance Committee
Ammar H. Hanafi has been a member of our Board since February 2007 and has been a General Partner of Alloy Ventures, a venture capital firm where he has focused on investments in cloud computing infrastructure and services, since February 2005. Mr. Hanafi joined Alloy Ventures from Cisco Systems, Inc., a multinational manufacturer of networking equipment, where he had been Vice President of New Business Ventures leading new product efforts in the enterprise data market since October 2002. Mr. Hanafi joined Cisco Systems in 1997 as a member of the Corporate Business Development Group and from 2000 to 2002, he was Vice President of Corporate Business Development at Cisco Systems, where he was responsible for Cisco’s acquisitions, acquisition integration, investment and joint venture activity on a global basis. Prior to Cisco, Mr. Hanafi held positions at PanAmSat Corporation, a global satellite services provider, and the investment banking firms of Morgan Stanley and Donaldson, Lufkin & Jenrette. Mr. Hanafi serves on the board of directors of the American Leadership Forum Silicon Valley and on the boards of several privately held companies in the collaboration and security businesses. Mr. Hanafi holds a B.S. in Applied and Engineering Physics from Cornell University and an M.B.A. from Stanford University.
Mr. Hanafi was selected to serve on our Board of Directors because of his professional and business development experience in the communications industry, as well as his substantial experience as a venture capitalist and as a director of a number of privately-held information technology companies.
Venu Shamapant has been a member of our Board since April 2006, and is a General Partner with LiveOak Venture Partners. Prior to co-founding Live Oak Venture Partners, Mr. Shamapant had been a General Partner with Austin Ventures since 2005, having joined Austin Ventures in 1999. He has previously worked with and served on the boards of directors of several private companies in the sectors of enterprise solutions, communications infrastructure, semiconductors, technology-enabled services and infrastructure and mobile software. Mr. Shamapant began his career as a software developer and engineering lead at Mentor Graphics, a design automation company, and, prior to joining Austin Ventures, was with McKinsey & Co. serving clients in the enterprise systems and software markets. Mr. Shamapant holds an M.B.A. from Harvard Business School, an M.S. in Computer Engineering from the University of Texas at Austin and a B.S. in Electronics and Communications Engineering from Osmania University in India.
Mr. Shamapant was selected to serve on our Board of Directors because of his professional experience, including his professional experience in building and scaling startups, as well as his substantial experience as a venture capitalist.
Hubert de Pesquidoux has served on our Board of Directors since January 2012. Most recently, Mr. de Pesquidoux served as Executive Partner at Siris Capital, a U.S.-based private equity firm. Mr. de Pesquidoux was Chief Financial Officer of Alcatel-Lucent from November 2007 to December 2008 and the President and Chief Executive Officer of the Enterprise Business Group of Alcatel-Lucent from November 2006 to December 2008. In his nearly 20-year career at Alcatel-Lucent (and its predecessor, Alcatel), Mr. de Pesquidoux’s executive positions included President and Chief Executive Officer of Alcatel North America (from June 2003 to November 2006); Chief Operating Officer of Alcatel USA; President and Chief Executive Officer of Alcatel Canada; Chief Financial Officer of Alcatel USA and Treasurer of Alcatel Alsthom. He joined Alcatel in 1991 after several years in the banking industry. Mr. de Pesquidoux has served as a member of the board of directors and chairman of the Audit Committee of Sequans Communications, a French telecommunications chip equipment maker traded on the NYSE, since March 2011, as director and member of the audit committee of Radisys Corporation, a publicly-traded provider of embedded wireless infrastructure solutions, since April 2012 and as a director and chairman of the audit committee of Criteo S.A., a publicly-traded online advertising solutions company, since October 2012. Mr. de Pesquidoux also previously served as Chairman of the Board and a member of the audit committee at Tekelec, a publicly-traded provider of multimedia and mobile traffic solutions that was taken private in January 2012, and serves or has served on the boards of a number of private companies. Mr. de Pesquidoux holds a master’s degree in law from Nancy Law University, an MBA from the Institute for Political Studies (Sciences Po) in Paris and a DESS in International Affairs from Paris Dauphine University.
Mr. de Pesquidoux was selected to serve as a member of our Board of Directors because of his extensive financial and operational experience in our industry and his experience on the boards of directors and audit committees of multiple public companies.
Pardeep Kohli has been our President and Chief Executive Officer and a member of our Board of Directors since joining us in July 2006. Mr. Kohli brings to Mavenir over 20 years of experience in the wireless industry. Prior to joining Mavenir, Mr. Kohli served as co-founder, President and Chief Executive Officer of Spatial Communications Technologies, Inc. (known as Spatial Wireless), a privately owned developer of software-based mobile switching solutions, from January 2001 until Spatial Wireless was acquired by Alcatel (now Alcatel-Lucent) in December 2004. Following the acquisition of Spatial Wireless by Alcatel, Mr. Kohli led the continued expansion and success of the Spatial Wireless product as Senior Vice President of Alcatel’s Mobile Next Generation Network (NGN) business until June 2006. Mr. Kohli began his career at Siemens India and has served in various roles at NEC Corporation of America, a provider of network and communications products and solutions, DSC Corporation, a manufacturer of telecom products, Pacific Bell Mobile Services and Alcatel USA. Mr. Kohli holds a Bachelor’s degree in Electronics and Electrical Communications and a Master’s degree in Computer Science.
Mr. Kohli was selected to serve as a member of our Board of Directors because of his extensive professional experience in the wireless communications industry and his substantial experience founding and leading the growth of wireless businesses, including in particular his accomplishments and leadership as our President and Chief Executive Officer since 2006.
Benjamin L. Scott has served as a member of our Board since August 2006 and as Chairman of the Board since October 2007. During 2009, Mr. Scott co-founded LiveOak Venture Partners, a venture capital firm where he is a General Partner. Prior to this, Mr. Scott served as a Venture Partner with Austin Ventures, a venture capital firm, from May 2002 until June 2009. From January 2000 to May 2002, Mr. Scott served as a Partner with Quadrant Management, a venture capital firm. From October 1997 to November 1999, Mr. Scott served as the Chairman and Chief Executive Officer of IXC Communications, a public provider of data and voice communications services that is now known as Broadwing Communications. In the past, Mr. Scott has served as a senior executive with AT&T, PrimeCo and Bell Atlantic. Mr. Scott also served on the board of Active Power, Inc., a publicly-traded designer and manufacturer of continuous power and infrastructure solutions from March 2002 until May 2013, including service as Chairman of the Board from February 2007 and service as chairman of the compensation committee and member of the nominating and corporate governance committee. He also serves on the boards of directors of several private companies. He holds a B.S. in Psychology from Virginia Polytechnic Institute and State University.
Mr. Scott was chosen to serve on our Board of Directors because of his extensive general management experience with large and with rapidly growing technology companies, including his past service as Chairman of mobile solutions providers Spatial Wireless and Navini Networks, as well as more than 10 years of experience in the venture capital industry, where he provides strategic and financial guidance to technology companies.
Jeffrey P. McCarthy has been a member of our Board since April 2006. Since December 1998, Mr. McCarthy has served as a General Partner of North Bridge Venture Partners, a venture capital firm. Prior to joining North Bridge Venture Partners, Mr. McCarthy was Chief Executive Officer of New Oak Communications, a privately-held leading provider of virtual private network (VPN) switches that was acquired by Bay Networks. He previously held senior management positions at Cadia Networks, a developer of ATM concentrator products for the service provider marketplace, and Wellfleet Communications, an internet router company. Mr. McCarthy also served on the board of A123 Systems (AONE), a publicly-traded developer and manufacturer of lithium ion phosphate batteries and systems, from December 2001 until October 2012 and he serves on the boards of directors of several private companies. Mr. McCarthy holds a B.S. in Business Administration from Northeastern University and an M.B.A. from Bentley University.
Mr. McCarthy was selected to serve as a member of our Board of Directors because of his extensive management experience in the communications technology industry as well as his substantial experience as a venture capitalist and as a director of a number of public and privately-held technology companies.
Vivek Mehra has served on our Board of Directors since May 2011. Since February 2003, Mr. Mehra has been a partner with August Capital, a venture capital firm. Prior to joining August Capital, Mr. Mehra co-founded Cobalt Networks, a provider of server appliances, in 1996, where he served as Chief Technology Officer and Vice President, Products. Cobalt Networks

completed its initial public offering in November 1999 and was subsequently sold to Sun Microsystems, Inc., a computer products and software company, in December 2000. Mr. Mehra continued to serve with Sun Microsystems after the acquisition as Chief Technology Officer and General Manager of Sun’s Cobalt Business Unit until August 2002. Mr. Mehra serves and has served on the boards and board committees of a number of private companies. Mr. Mehra earned a B.S. in Electronics from Punjab University in India and an M.S. in Computer Engineering from Iowa State University.
Mr. Mehra was selected to serve as a member of our Board of Directors because of his professional experience in building and scaling startups, including founding and taking a company public, as well as his substantial experience as a venture capitalist and as a director of a number of privately-held information technology companies.
There are no family relationships between or among any of our executive officers, directors or director nominees.
Board Committees
Our Board of Directors has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.
Audit Committee
Our Audit Committee consists of Hubert de Pesquidoux (chairman), Jeffrey P. McCarthy and Vivek Mehra. The functions of the Audit Committee include:

•
reviewing and pre-approving the engagement of our independent registered public accounting firm to perform audit services and any permissible non-audit services, including the fees to be paid for those services;

•	reviewing our annual and quarterly financial statements and reports and discussing the financial statements and reports with our independent registered public accounting firm and management;

•	reviewing and approving all related person transactions;

•
reviewing with our independent registered public accounting firm and management significant issues that may arise regarding accounting principles and financial statement presentation, as well as matters concerning the scope, adequacy and effectiveness of our internal controls over financial reporting;

•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding internal controls over financial reporting, accounting or auditing matters; and

•	preparing the Audit Committee report for inclusion in our proxy statement for our annual meeting.
Financial Expert. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the NYSE. Our Board of Directors has determined that Mr. de Pesquidoux, an independent director, qualifies as an Audit Committee Financial Expert within the meaning of applicable SEC regulations. In making this determination, our Board of Directors considered the nature and scope of experience that Mr. de Pesquidoux has with public reporting companies, including service as Chief Financial Officer of a large public company and service on public company audit committees. Our Board of Directors has determined that all of the current members of our Audit Committee satisfy the relevant independence requirements for service on the Audit Committee set forth in the applicable rules of the NYSE and the SEC. Both our independent registered public accounting firm and management periodically meet privately with our Audit Committee.
Mr. de Pesquidoux currently serves on the Audit Committees of three other publicly-traded companies in addition to ours. Pursuant to applicable NYSE rules, our Board of Directors has determined that Mr. de Pesquidoux’s service on these other audit committees does not impair his ability to effectively serve as the Chairman of our Audit Committee.
Our Board of Directors has adopted an Audit Committee charter. We believe that the composition of our Audit Committee, and our Audit Committee’s charter and functioning, comply with the applicable requirements of the NYSE and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.
The full text of our Audit Committee charter can be found on the investor relations portion of our website at http://investor.mavenir.com under the heading “Corporate Governance.” Information contained in, or accessible through, our website is not a part of this2014 Annual Report.

Compensation Committee
Our Compensation Committee consists of Benjamin L. Scott (chairman), Ammar H. Hanafi and Venu Shamapant. The functions of the Compensation Committee include:

•
determining the compensation and other terms of employment of our Chief Executive Officer and other executive officers and reviewing, developing and recommending to our Board of Directors our performance goals and objectives relevant to that compensation;

•
administering and implementing our incentive compensations plans and equity-based plans, including approving option grants, restricted stock and other awards for non-executive officer employees and recommending to our Board of Directors such plans and awards for executive officers;

•
evaluating and recommending to our Board of Directors incentive compensation plans, equity-based plans and similar programs advisable for us, as well as modifications or terminations of our existing plans and programs;

•
reviewing, developing and recommending to our Board of Directors the terms of any employment-related agreements, severance arrangements, change-in-control and similar agreements or provisions with our Chief Executive Officer and other executive officers;

•
reviewing and discussing the Compensation Discussion & Analysis required in our annual report and proxy statement with management and determining whether to recommend to our Board of Directors the inclusion of the Compensation Discussion & Analysis in the annual report or proxy, to the extent that the Compensation Discussion & Analysis is required by SEC rules; and

•	preparing a report on executive compensation for inclusion in our proxy statement for our annual meeting, to the extent required by SEC rules.
Each member of our Compensation Committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986. Furthermore, our Board of Directors has determined that each of Messrs. Scott, Hanafi and Shamapant satisfy the independence standards for compensation committee membership established by the SEC and the listing rules of the NYSE, as applicable.
Our Board of Directors has adopted a Compensation Committee charter. We believe that the composition of our Compensation Committee, and our Compensation Committee’s charter and functioning, comply with the applicable requirements of the NYSE and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.
The full text of our Compensation Committee charter can be found on the investor relations portion of our website at http://investor.mavenir.com under the heading “Corporate Governance.” Information contained in, or accessible through, our website is not a part of this 2014 Annual Report.
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee consists of Ammar H. Hanafi (chairman), Hubert de Pesquidoux and Benjamin L. Scott. The functions of the Nominating and Corporate Governance Committee include:

•	evaluating director performance on the Board of Directors and applicable committees of the Board of Directors;

•	reviewing, developing and recommending to our Board of Directors the cash and equity compensation to be paid to our non-employee directors;

•	identifying, recruiting, evaluating and recommending individuals for membership on our Board of Directors, the Audit Committee and the Compensation Committee;

•	considering questions of independence or possible conflicts of interest (other than related person transactions) of members of our Board of Directors or our executive officers;

•	evaluating nominations by stockholders of candidates for election to our Board of Directors;

•	reviewing and recommending to our Board of Directors any amendments to our corporate governance documents; and

•	making recommendations to the Board of Directors regarding management succession planning.

Our Board of Directors has determined that Messrs. Hanafi, de Pesquidoux and Scott each satisfy the independence standards for Nominating and Corporate Governance Committee members established by the SEC and the listing standards of the NYSE, as applicable.
Our Board of Directors has adopted a Nominating and Corporate Governance Committee charter. We believe that the composition of our Nominating and Corporate Governance Committee, and our Nominating and Corporate Governance Committee’s charter and functioning, comply with the applicable requirements of the NYSE and SEC rules and regulations. We intend to comply with future requirements to the extent they become applicable to us.
The full text of our Nominating and Corporate Governance Committee charter can be found on the investor relations portion of our website at http://investor.mavenir.com under the heading “Corporate Governance.” Information contained in, or accessible through, our website is not a part of this 2014 Annual Report.
Director Nominations
Nomination Process
Our Nominating and Corporate Governance Committee is responsible for identifying, recruiting, evaluating and recommending to the Board nominees for membership on the Board and committees of the Board. The goal of this process is to maintain and further develop a highly qualified Board of Directors consisting of members with experience and expertise in areas of importance to our Company. Candidates may come to our attention through current members of our Board, professional search firms, stockholders or other persons.
The Nominating and Corporate Governance Committee will recommend to the Board for selection all nominees to be proposed by the Board for election by the stockholders, including approval or recommendation of a slate of director nominees to be proposed by the Board for election at each annual or special meeting of stockholders, and will recommend all director nominees to be appointed by the Board to fill director vacancies. The Board is responsible for nominating members for election to the Board and for filling vacancies on the Board that may occur between annual meetings of stockholders.
Evaluation of Director Candidates
In its evaluation of director candidates, the Nominating and Corporate Governance Committee will consider a candidate’s skills, characteristics and experience taking into account a variety of factors, including the candidate’s:

•	understanding of our business, industry and technology;

•	history with our Company;

•	personal and professional integrity;

•	general understanding of marketing, finance and other disciplines relevant to the success of a publicly-traded company generally;

•	ability and willingness to devote the time and effort necessary to be an effective Board member;

•	commitment to acting in the best interest of our Company and its stockholders; and

•	educational and professional background.
The Nominating and Corporate Governance Committee will also consider the current size and composition of the Board of Directors, the needs of the Board of Directors and its committees and the potential independence of director candidates under relevant NYSE and SEC rules.
Although the Board of Directors does not maintain a specific policy with respect to board diversity, the Nominating and Corporate Governance Committee considers each candidate in the context of the membership of the Board as a whole, with the objective of including an appropriate mix of viewpoints and experience among members of the Board reflecting differences in professional background, education, skill and other individual qualities and attributes. In making determinations regarding nominations of directors, the Nominating and Corporate Governance Committee may take into account the benefits of diverse viewpoints to the extent it deems appropriate.
Stockholder Recommendations for Nomination to the Board of Directors
The Nominating and Corporate Governance Committee will consider properly submitted stockholder recommendations for candidates for our Board. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the criteria described above, based on whether or not the candidate was recommended by a stockholder.

Any stockholder recommendations proposed for consideration by the Nominating and Corporate Governance Committee should be in writing and delivered to Mavenir Systems, Inc., Attn: General Counsel and Secretary, 1700 International Parkway, Suite 200, Richardson, TX 75081. Submissions must include the following information, among other information described more specifically in our bylaws, with respect to each candidate:

•	full name and address of the proposed nominee;

•	the number and class of our shares beneficially owned, directly or indirectly, by the proposed nominee;

•	all information regarding the proposed nominee required to be disclosed in a proxy statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended;

•	the consent of the nominee to be named in the proxy statement and consent to serve as a director if elected; and

•
a description of all material relationships, including (i) compensation and other material monetary agreements, arrangements and understandings during the past three years, between the proposed nominee and the stockholder making the proposal and (ii) any relationship between the proposing stockholder and the proposed nominee that would be required to be disclosed under the SEC’s related party transactions disclosure rules if the proposing stockholder were a “registrant” under those rules.

In addition, any stockholder wishing to recommend a nominee to our Board of Directors must provide a questionnaire regarding the proposed nominee, information regarding any arrangement or agreement with respect to such nominee’s voting while a member of our Board of Directors and information regarding equity ownership of the Company (including derivative ownership) by the proposing stockholder and the proposed nominee.
All proposals of stockholders that are intended to be presented by such stockholder at the Annual Meeting of Stockholders must be in writing and received by us between 90 and 120 calendar days in advance of the first anniversary of the preceding year’s annual meeting, except that proposals for the calendar year 2015 Annual Meeting must be received by the tenth day following the day on which public announcement of the date of the 2015 Annual Meeting was first made.
The above description of the procedure required for a stockholder to propose nominees to our Board of Directors is a summary only, and stockholders wishing to propose a nominee to our Board are advised to review our bylaws in detail, which contain additional requirements with respect to advance notice of stockholder proposals and director nominations. Please also see “Other Matters — Stockholder Proposals and Director Nominations.”

Executive Officers and Key Employees
The following table shows information for our current executive officers and key employees

Name	Age	Position
Executive Officers
Pardeep Kohli	49	President, Chief Executive Officer and Director
Terry Hungle	61	Chief Financial Officer
Terence McCabe	48	Chief Technology Officer
Bahram Jalalizadeh	54	Executive Vice President of Global Sales and Business Development
Ashok Kumar Khuntia	52	Executive Vice President, Engineering and New Product Introduction

Key Employees
Ian Maclean	52	Vice President of Strategy and Marketing
Mahesh Shah	58	Vice President of Operations
Brett Wallis	44	Vice President of Systems Engineering
David Lunday	50	Vice President, Corporate Controller and Chief Accounting Officer
Carolyn Turner	54	Vice President of Human Resources
Executive Officers
Pardeep Kohli has been our President and Chief Executive Officer and a member of our Board of Directors since joining us in July 2006. Information about Mr. Kohli’s professional background and business experience can be found elsewhere in this 2014 Annual Report under “Composition of Our Board of Directors.”
Terry Hungle has served as our Chief Financial Officer since joining us in April 2008. Mr. Hungle has over 30 years of business experience, principally in the telecommunications industry. Most recently, Mr. Hungle was the Chief Financial Officer of Navini Networks, Inc., a provider in the mobile WiMAX (Worldwide Interoperability for Microwave Access) broadband wireless industry, from January 2005 until its sale to Cisco Systems in December 2007, and he remained in a transitional role following the acquisition until March 2008. Previously, Mr. Hungle was the Vice President of Corporate Planning of Spatial Wireless from January 2003 until Spatial Wireless was acquired by Alcatel (now Alcatel-Lucent) in December 2004. Mr. Hungle has held a number of senior finance and controllership positions, both domestically and internationally, including that of Chief Financial Officer for Nortel Networks (Nortel) and President of Finance for Nortel Networks Americas. In these positions, he has experience guiding and supporting business growth and development, defining business structures and leading projects that improved overall liquidity in operations and capital structuring. Mr. Hungle worked at Nortel for 21 years. Presently, Mr. Hungle also serves on the advisory board of Centina Systems, a privately held provider of network management solutions. Mr. Hungle began his finance career in 1974 with Imperial Oil Limited and in 1975 joined Peat, Marwick, Mitchell & Co., both in Canada. He holds a degree in Accountancy from the Saskatchewan Institute of Applied Arts and Sciences and is a Certified Management Accountant.
Bahram Jalalizadeh is our Executive Vice President of Global Sales and Business Development. He joined Mavenir in October 2006 as our Vice President of Sales and Marketing Development, was our Vice President of Business Development from August 2008 until August 2011 and then served as our Executive Vice President of Business Development and Strategic Accounts until the promotion to his current position in August 2013. Mr. Jalalizadeh has more than twenty-five years of executive management and engineering experience in the telecommunications industry, with an emphasis on wireless technology. Prior to joining Mavenir, Mr. Jalalizadeh was the Vice President of Business Development and Marketing for Mobile Next Generation at Alcatel, where he oversaw global expansion and growth of Alcatel’s next generation wireless solutions, beginning in December 2004. From May 2001, he was the Vice President of Business Development at Spatial Wireless until it was acquired by Alcatel. At Spatial Wireless, Mr. Jalalizadeh was responsible for developing and executing a global market development and international sales strategy that enabled Spatial Wireless to become a leading provider of mobile switching technology solutions while competing with larger, more established telecommunications companies. Mr. Jalalizadeh previously served as a Director of Market Development for Nortel Networks. He holds an MBA from the University of Dallas and a Bachelor of Science in Electrical Engineering from the University of Oklahoma.
Terence McCabe was Chief Technology Officer at Airwide Solutions, a mobile messaging and wireless internet infrastructure company, from January 2008, and has served as our Chief Technology Officer since we acquired Airwide Solutions in May 2011. Mr. McCabe joined Airwide Solutions in July 2004 and previously held the positions of President,

Americas and Vice President of Research and Development at Airwide Solutions. While at Airwide Solutions, Mr. McCabe expanded and renewed the product development organization with the successful creation of an offshore research and development base in India, and he also drove the rapid adoption of information technology and open source technologies across Airwide’s product portfolio. From February 1996 to July 2004, Mr. McCabe was with Sema Group plc, an information technology services company, in senior positions including Vice President of Engineering and Chief Technology Officer. At Sema Group, Mr. McCabe oversaw software architecture, research and development, and product management in Europe and North America, focusing on messaging, prepaid, and value-added service applications based on wireless mobile network technologies. Mr. McCabe also led Sema Group’s participation in a number of standards organizations related to wireless communication. Prior to Sema Group, Mr. McCabe spent eight years with Digital Equipment Corporation working on realtime solutions, telecommunications and software usability. Mr. McCabe holds a degree in Computer Science from Trinity College in Dublin, Ireland.
Ashok Kumar Khuntia joined us in September 2005. He left the Company briefly in September 2007 to pursue a start-up communications technology company, and rejoined us in September 2008 as Senior Director of Engineering. He was promoted to his current position of Executive Vice President, Engineering and New Product Introduction in January 2014 after having served as Vice President of Engineering since June 2011. Mr. Khuntia brings more than 16 years of telecommunications experience leading research and development and system engineering projects, specializing in new product introduction and product evolution. Mr. Khuntia has been a key architect of our mOne ® convergence platform. Before joining Mavenir, Mr. Khuntia was a Senior Architect at Cisco Systems from August 2000 to August 2005, where he was involved in the development of Cisco’s call server and BTS soft switch. Prior to Cisco Systems, Mr. Khuntia worked as a key technical architect for IPMobile Inc. (later acquired by Cisco), where he worked on a wireless bandwidth broker. Mr. Khuntia received a Bachelor in Technology in Mechanical Engineering from the National Institute of Technology, Rourkela in India and a Masters in Technology from the Indian Institute of Technology, Kanpur, in Industrial Management. Mr. Khuntia also holds an MBA degree from the University of Dallas.
Key Employees
Ian Maclean has served as our Vice President of Strategy and Marketing since January 2013. He previously held roles as Vice President of Solutions Strategy from July 2011 until December 2012 and Senior Director of Sales Engineering, after joining Mavenir in January 2007 as Director of Product Management. In his current role, Mr. Maclean is responsible for corporate strategy, portfolio management, global marketing and commercial pricing functions. Before joining us, he was a Senior Product Manager with Nortel Networks, working in the GSM/UMTS Product Management group, where he was responsible for driving Nortel’s Gateway GPRS Support Node (GGSN) product strategy, defining market requirements and managing an extensive customer base. Mr. Maclean started his career with Bell Northern Research in 1992 and held various roles in research and development and global operations before moving into product management at Nortel Networks. Mr. Maclean holds a B.S. in Electrical Engineering and a B.A. in Political Science from the University of Missouri.
Mahesh Shah has been our Vice President of Operations since joining us in July 2011. Mr. Shah is a telecommunications industry veteran who brings over 25 years of telecommunications engineering and software development experience to Mavenir. At DSC Communications, where he served as Senior Director of Engineering from June 1991 to July 1997, he was responsible for creating complex telecommunications products from concept to successful deployment. At Opthos, where he was a senior director from July 2000 to April 2002, he led the creation of an optical router product. At Spatial Wireless and Alcatel, where he was Senior Director of Engineering from May 2002 to July 2011, he was responsible for the mobile switching center (MCS) call server and the Rockets innovation program. The holder of several technical patents, Mr. Shah has been responsible for creating a number of complex telecommunications products from concept through to successful deployment. Mr. Shah has a B.S. in Electrical Engineering from Gujarat University in India.
Brett Wallis is our Vice President of Systems Engineering, where he brings more than 20 years of wireless telecommunications experience leading projects for research and development, system engineering and product management, specializing in new product introduction and product evolution. Before joining Mavenir in March 2007, he served as Voice Core Solution Senior Architect at Nortel Networks from July 2005 to March 2007, where he was responsible for end-to-end solution architecture for the GSM/UMTS voice core products, and directed the evolution of Nortel’s legacy MSC into a Session Initiation Protocol enabled MSC Server. As a Solution Architect at Nortel, Mr. Wallis served as R&D liaison into product management, technical sales support and standards organizations and was responsible for all technical customer engagements. Prior to this, Mr. Wallis held other roles at Nortel in system architecture, software design and operations. Mr. Wallis received a Bachelor of Science in Engineering degree in computer engineering from Tulane University, where he was the valedictorian of the College of Engineering, and he holds an MBA from the University of Texas at Dallas.
David Lunday joined Mavenir in August 2011 and is our Vice President, Corporate Controller and Chief Accounting Officer. From September 2009 to August 2011, Mr. Lunday was the Controller and then the Chief Financial Officer, North America, for Acision, a privately-held provider of mobile messaging products and solutions. From September 2008 to July 2009, he was the Controller for Revenue at Allegro Development, a leading provider of energy trading and risk management solutions for energy utilities, refiners, producers and traders, where he was responsible for leading all revenue-side functions. From August 2006 to September 2008, Mr. Lunday was the Corporate Controller, North America for Retalix, Ltd., a publicly-traded company specializing in software that automates retail, distribution and supply chain operations for retailers and distributors worldwide. Prior to joining Retalix, Mr. Lunday held managerial controller, finance and accounting positions with RealPage, Inc., a publicly-traded provider of property management software, GVI Security Solutions, a private distributor of professional security equipment, and Airband Communications, a privately held provider of fixed wireless internet service. Mr. Lunday is a Certified Public Accountant and holds an M.S. and a B.B.A. in Accounting from the University of Texas at Arlington.
Carolyn Turner previously led the human resources department at Airwide Solutions from January 2004 and joined us as our Vice President of Human Resources when we acquired Airwide Solutions in May 2011. Ms. Turner brings 20 years of experience in all facets of human resources management in the high technology industry. Prior to joining Airwide Solutions, Ms. Turner held a variety of different staff and human resource management positions with SchlumbergerSema and its predecessor organizations. Before her career in human resources, Ms. Turner developed a foundation in the information technology industry by spending eight years working in the software industry as a developer, analyst, and project manager. Ms. Turner holds a B.Sc. with honors in Mathematics.
There are no family relationships among any of our directors or executive officers.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended (Exchange Act), requires that our executive officers and directors, and persons who own more than 10% of our common stock (“Reporting Persons”), file reports of ownership and changes of ownership with the SEC. Such Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.
SEC regulations require us to identify in this 2014 Annual Report anyone who filed a required report late since the filing of our definitive proxy statement for our 2014 annual meeting on April 29, 2014. Based on our review of required reports we received or written representations from Reporting Persons stating that that they were not required to file these forms, since April 29, 2014 the following Reporting Persons filed late: Messrs. Scott, Hanafi, Mehra, McCarthy, de Pesquidoux, and Shamapant each filed one Form 4 late, all of which reported one transaction.

Item 11. Executive Compensation.
Overview
This section provides an overview of the material components of our executive compensation program for our named executive officers identified below. The compensation provided to our named executive officers for fiscal 2014 is set forth in detail in the Summary Compensation Table and other tables that follow this section, as well as the accompanying footnotes and narratives relating to those tables. This section also discusses our processes for determining executive compensation; the role of our Compensation Committee and executive officers in setting executive compensation; compensation decisions for our named executive officers in fiscal 2014; the role of our compensation consultant; and the peer group used in evaluating executive officer compensation.
Compensation Committee Processes and Role in Determining Executive Compensation
The Compensation Committee of our Board of Directors is tasked with, among other things, making recommendations to the Board regarding the compensation for our executive officers, including the named executive officers identified below, evaluating and recommending compensation plans and programs to our Board of Directors and awards under those plans, and administering our incentive and equity-based compensation plans. Our Compensation Committee also reviews, develops and recommends to the Board the terms of any employment agreements, change-in-control agreements or similar agreements with our executive officers.
Our Compensation Committee meets at least four times annually, and more often as it considers advisable. Various members of management and other employees as well as outside advisors or consultants are invited from time to time by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in meetings. Members of our executive management team advise and inform the Compensation Committee and the Board regarding potential company-wide and individual performance objectives with respect to incentive compensation plans, and provide evaluations of the achievements of employees under their respective supervision. Our Chief Executive Officer also provides the Compensation Committee with evaluations of our employees, including our executive officers, other than himself. The Compensation Committee regularly meets in executive session without members of management. The Chief Executive Officer and other officers may not participate in, or be present during, any deliberations or determinations of the Compensation Committee or the Board regarding their respective individual compensation or performance.
The written charter of the Compensation Committee, available at http://investor.mavenir.com, gives the Compensation Committee the authority in its sole discretion and at our expense to obtain advice and assistance of internal or external legal, accounting or other advisors, including the authority to hire independent legal counsel. The Compensation Committee has the authority to delegate any of its responsibilities to one or more subcommittees as it deems appropriate.
Role of Compensation Consultant
Our Compensation Committee has retained the services of Radford, an Aon Hewitt Consulting Company, to support the Compensation Committee in reviewing and making decisions regarding the cash and equity compensation of our directors and officers and other employees. In fiscal 2014, Radford advised the Compensation Committee with respect to our cash and equity compensation for officers as well as certain other employees and prepared comparisons of our compensation plans with those of companies in the peer group approved by the Compensation Committee and described below. Radford also advised the Compensation Committee in connection with the amendments to certain executive officers’ employment agreements, including the named executive officers. Radford was engaged directly by the Compensation Committee, and the decision to retain Radford was not made or recommended by management.
We pay for the costs of Radford’s work, which occurs under the supervision of the Compensation Committee. Management assists the Compensation Committee and Radford in this regard by interfacing with Radford to assist Radford in its responses to the Compensation Committee’s requests, providing certain of our Company’s compensation data to Radford and assisting in the preparation of materials and presentations of Radford’s analyses for the Compensation Committee. The Board and the Compensation Committee are, and were, aware that Radford was assisted by management and do not believe that this created an impermissible conflict of interest or impaired Radford’s ability to provide guidance and appropriate company peer data regarding executive compensation.
The total fees paid to Radford with respect to 2014 compensation work during the fiscal year ended December 31, 2014 were $92,000. The Compensation Committee does not believe Radford’s work has raised or resulted in any conflict of interest.
Peer Group
The Compensation Committee, with the assistance of Radford, determined to use the following peer group to inform its executive compensation decisions with respect to fiscal 2014. The committee chose companies that were Software and Hardware companies (emphasizing communications service providers and mobile/fixed networks) with revenues and market capitalizations reasonably comparable to ours and that investors might consider comparable investment opportunities.

•	Accelrys

•	Actuate

•	Bazaarvoice

•	Brightcove

•	Broadsoft

•	Carbonite

•	Cyan

•	E2Open

•	Imperva

•	Jive Software

•	Limelight Networks

•	Liveperson

•	Logmein

•	Meru Networks

•	Mono Type Imaging Holdings

•	Rukus Wireless

•	SciQuest

•	SeaChange International

•	SPS Commerce

•	VASCO Data Security

We have not specifically benchmarked our compensation levels to the peer group, but our Compensation Committee uses the peer group as a general guide to overall compensation levels among similar companies. The Compensation Committee expects to re-evaluate our peer group when circumstances warrant and has the authority to approve any revisions to our industry peer group.
Named Executive Officers
Our named executive officers for the fiscal year ended December 31, 2014, who consist of our principal executive officer and the next two most highly compensated executive officers, are:

•	Pardeep Kohli, President and Chief Executive Officer;
•	Terry Hungle, Chief Financial Officer; and
•	Bahram Jalalizadeh, Executive Vice President of Global Sales and Business Development.
We refer to these individuals as our “named executive officers.”
Summary Compensation Table
The following table shows the compensation awarded or paid to, or earned by each of our named executive officers for the years ended December 31, 2014 and 2013.

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	Nonequity Incentive Plan Compensation(2)	All Other Compensation	Total
Pardeep Kohli,	2014	$395,000	$—	$1,326,350	$255,080	$—	$1,976,430
President and Chief Executive Officer	2013	380,000	—	1,115,714	214,776	—	1,710,490
Terry Hungle,	2014	292,500	—	689,650	136,650	—	1,118,800
Chief Financial Officer	2013	270,000	—	275,000	127,170	—	672,170
Bahram Jalalizadeh,	2014	268,750	—	689,650	360,319	—	1,318,719
Executive Vice President of Global Sales and Business Development	2013	250,000	—	296,780	352,339	—	899,119

(1)
We calculate the values of option awards based on the aggregate grant date fair value of stock options, computed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718. Assumptions used in calculating the fair market value of stock options are described in Note 11 to the consolidated financial statements of Mavenir Systems, Inc. and subsidiaries, included in our 2014 Annual Report filed with the SEC.

(2)
These amounts represent payments approved by our Compensation Committee and our Board of Directors and paid to the named executive officers under our Executive Bonus Plan in the case of Messrs. Kohli and Hungle and under our Sales Commission Plan in the case of Mr. Jalalizadeh. See “— Cash Awards Under the Executive Bonus Plan” and “— Cash Awards Under the Sales Commission Plan” below.

Cash Awards under the Executive Bonus Plan
In 2014, Messrs. Kohli and Hungle participated in, and were eligible for cash awards under, our Executive Bonus Plan, or the EBP. The EBP is a performance-based compensation program adopted by our Board of Directors in March 2014 upon the recommendation of our Compensation Committee. The EBP is administered by our Compensation Committee, with final approval of awards to Messrs. Kohli and Hungle reserved for our Board of Directors, and provides for annual cash awards to the participants designated by the plan administrator.
Payments of cash awards under the EBP are based on the achievement of certain company and individual financial and performance objectives established in advance by our Compensation Committee and approved by our Board of Directors. Under our EBP, the performance targets are based on revenue, Non-GAAP operating income (loss), Non-GAAP gross margin percentage and individual achievements of our executives, as recommended by our Chief Executive Officer and our Chief Financial Officer and reviewed, revised and approved by our Board of Directors. While the Board of Directors took account of the performance and financial objectives set forth in the EBP in determining awards to be paid, the ultimate payment of awards relating to the financial objectives in the EBP was discretionary on the part of the Board of Directors. The Board of Directors also retained authority under the EBP to change performance metrics or weighting factors at any time, in its sole discretion, based on changes to our strategy or performance, or material events related to our capital structure such as an acquisition or significant financing.
The EBP provides for availability of awards if certain company-wide financial targets are achieved at certain minimum threshold levels, with increasing payouts on a pro-rated basis based on improved achievement up to specified maximums. The threshold, target and maximum levels of achievement and the corresponding percentage payouts to Messrs. Kohli and Hungle under the EBP were as follows:

	Threshold		Target		Maximum
Performance Objective	Achievement	Percentage Payout	Achievement	Percentage Payout	Achievement	Percentage Payout
Revenue	$110.5 million	50%	$130.0 million	100%	$195 million	200%
Non-GAAP Operating Income (Loss)	($3.7) million	50%	$1.3 million	100%	$12.5 million	200%
Non-GAAP Gross Margin	55%	50%	60.9%	100%	66%	200%
MBO Goals		0%		100%		100%
The weighting of the various objectives to be used under the EBP to determine the target cash payments to Messrs. Kohli and Hungle for 2014 was as follows:

Performance Objective	Target Level	Weighting
Revenue	$130.0 million	50%
Non-GAAP Operating Income (Loss)	$1.3 million	15%
Non-GAAP Gross Margin	60.9%	15%
MBO Goals(1)		20%

(1)
Management by Objectives (“MBO”) goals for Mr. Kohli, our President and Chief Executive Officer, were to (i) refresh Mavenir’s product and go to market strategy - drive implementable actions starting in Q3 2014, (ii) increase the addressable market by 10%+ in 2014 through product and market strategies, and (iii) create additional liquidity for Mavenir, including increasing the share float through a combination of follow-on offering, secondary offering (as appropriate).
MBO goals for Mr. Hungle, our Chief Financial Officer, were to (i) reduce G&A costs to less than $20M or 15.5% of revenue whichever is lower (excludes M&A financing costs), (ii) begin moving appropriate finance, accounting and IT costs to low cost centers, (iii) increase research analyst coverage to 8 analysts and (iv) create additional liquidity for Mavenir, including increasing the share float through a combination of follow-on offering/secondary offering (as appropriate).

For the year ended December 31, 2014, we had revenues of $129.8 million, a non-GAAP operating loss of ($6.3) million and a non-GAAP gross margin of 56%. Our revenues did not meet the target of $130.0 million but did meet the threshold level of $110.5 million, our non-GAAP operating loss did not meet the threshold level of ($3.7) million and our non-GAAP gross margin did not meet the target of 60.9% but did meet the threshold level of 55% as specified in the 2014 EBP.
In February 2015, our Compensation Committee and Board of Directors reviewed our fiscal 2014 performance against these objectives in order to determine EBP awards to Mr. Kohli and Mr. Hungle. During this review, our Board of Directors, on the recommendation of the Compensation Committee, approved certain adjustments to the calculation of the operating income (loss) performance objective as a result of certain expenses related to our November 2014 and January 2015 acquisitions of Stoke and Ulticom respectively and incremental sales commission expense due to exceeding our 2014 bookings target because those expenses had not been reflected in our 2014 operating plan as originally developed. These adjustments resulted in an adjusted revenue figure of $127.0 million, adjusted non-GAAP operating loss figure of $(0.4) million and adjusted non-GAAP gross margin of 57.7% for 2014. The Board, on the recommendation of our Compensation Committee, therefore determined that (i) the Company had achieved the threshold level for partial payout for revenue, (ii) the Company had achieved the threshold level for partial payout for operating income (loss), (iii) the Company had achieved the threshold level for partial payout for gross margin after taking into account the adjustments noted above related to acquisition costs and costs related to the payout of sales commission due to exceeding 2014 bookings target and (iv) Messrs. Kohli and Hungle had each fully achieved the MBO goals described above. The Board therefore determined to award a partial payout with respect to the revenue, operating income (loss) and gross margin objectives as per the EBP, and a full payout with respect to the MBO goals. Each performance objective was measured independently of the other objectives. In making these determinations, the Board of Directors also considered Mr. Kohli’s and Mr. Hungle’s respective overall performance and contribution to our Company as well as our Company’s overall performance in 2014.
The target amounts to be paid to each of Messrs. Kohli and Hungle under the EBP and the actual amounts paid in February 2015 for 2014 performance are set forth in the table below.

Named Executive Officer	Target Cash Incentive	Actual Amount Paid
Pardeep Kohli	$280,000	$255,080
Terry Hungle	150,000	136,650
Cash Awards under the Sales Commission Plan
Bahram Jalalizadeh, our Executive Vice President of Global Sales and Business Development, participated in, and was eligible for a cash award under, our Sales Commission Plan, or SCP. Our SCP is administered by a special committee consisting of our Chief Executive Officer and our Chief Financial Officer with overall supervision by our Compensation Committee, particularly with respect to awards paid to Mr. Jalalizadeh. The SCP provides for periodic cash awards to the participants designated therein.
Payments of cash awards under the SCP are based on the achievement of established targets with respect to customer orders as well as additional key sales objectives. The targets are established by the committee administering the SCP, and are subject to adjustment in the discretion of the committee including to reflect market conditions, other factors beyond our or the participants’ control or any other factors that the committee considered relevant. In addition the SCP also provides for special bonuses to be paid for the achievement of certain specific marketing or sales objectives that may be announced from time to time by the committee administering the SCP.
Mr. Jalalizadeh’s total incentive payment earned in 2014 under the SCP was $360,319. Mr. Jalalizadeh’s incentive payment under the SCP was calculated based on his achievement of his 2014 bookings, and new customer attainment goals. Mr. Jalalizadeh was entitled to sales commission payments, in the aggregate, prorated based on the percentage achievement of his sales goals. As per the SCP 50% of Mr. Jalalizadeh's sales commissions earned are held back pending cash collection.
Option Grants to Our Named Executive Officers in Fiscal 2014
On March 19, 2014, our Board of Directors, upon the recommendation of our Compensation Committee, approved the grant of options to purchase 125,000 shares of our common stock to Mr. Kohli, 65,000 shares to Mr. Hungle and 65,000 shares to Mr. Jalalizadeh, with per-share exercise prices equal to $18.09, the closing price of our common stock on March 19, 2014. In determining to make these grants, our Board of Directors and Compensation Committee considered the importance of these individuals’ efforts to grow our business and complete our initial public offering and their expected contribution to our business as a public company.
These option grants became effective on March 19, 2014. The options were granted pursuant to our 2013 Equity Incentive Plan and were issued using our standard exercise form of stock option agreement. The March 2014 options are scheduled to vest, subject to continued employment by us, in forty-eight equal monthly installments commencing from March 19, 2014. These options provide for full acceleration of vesting if a respective executive is involuntarily terminated upon or following a change in control of us, and provide for limited acceleration in the event of termination of an executive’s respective employment under certain other circumstances outside of a change in control. Please see “Potential Payments upon Termination or a Change in Control” for more information.
The applicable vesting commencement date, exercise price and the number of shares underlying the options received by each named executive officer is set forth below.

Name	Exercise Price	Number of Options	Vesting Commencement Date
Pardeep Kohli	$18.09	125,000	03/19/2014
Terry Hungle	$18.09	65,000	03/19/2014
Bahram Jalalizadeh	$18.09	65,000	03/19/2014

These grants were made under our 2013 Equity Incentive Plan, which is described below in “Benefit Plans — 2013 Equity Incentive Plan.”
Outstanding Equity Awards at Fiscal Year-End
The table below sets forth information regarding the outstanding equity awards held by our named executive officers on December 31, 2014. Please refer to “Potential Payments Upon Termination or a Change in Control” for a description of certain vesting acceleration provisions applicable to certain of these option grants.

Name	Date of Grant	Vesting Commencement Date	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options Unearned	Option Exercise Price	Option Expiration Date
Pardeep Kohli	08/24/06	07/05/06	227,741	-	-	$0.42	8/24/2016
	04/21/10	04/21/10	142,857	-	-	0.63	4/21/2020
	12/13/11	06/01/11	308,307	-	38,539	2.10	12/13/2021
	11/06/13	08/07/13	30,952	61,905	61,905	10.00	11/6/2023
	11/06/13	11/06/13	29,791	80,209	80,209	10.00	11/6/2023
	03/19/14	03/19/14	23,437	101,563	101,563	18.09	3/19/2024
Terry Hungle	04/23/08	04/01/08	41,952	-	-	$0.56	4/23/2018
	10/14/10	10/14/10	39,285	-	-	0.77	10/14/2020
	12/13/11	06/01/11	71,541	-	8,943	2.10	12/13/2021
	11/06/13	11/06/13	13,541	36,459	36,459	10.00	11/6/2023
	03/19/14	03/19/14	12,187	52,813	52,813	18.09	3/19/2024
Bahram Jalalizadeh	11/01/06	10/18/06	48,360	-	-	$0.42	11/1/2016
	10/15/08	10/15/08	18,571	-	-	0.56	10/15/2008
	04/21/10	04/21/10	50,000	-	-	0.63	4/21/2020
	12/13/11	12/13/11	43,067	-	10,767	2.10	12/13/2021
	01/23/13	01/01/13	17,111	18,602	18,602	7.77	1/23/2023
	11/06/13	11/06/13	6,770	18,230	18,230	10.00	11/6/2023
	03/19/14	03/19/14	12,187	52,813	52,813	18.09	3/19/2024

(1)
The options described in this table may be exercised prior to vesting with the stock acquired on exercise being subject to repurchase rights of the Company at the lesser of fair market value or the exercise price, with the repurchase rights lapsing when the underlying options would have vested. Options listed in this table held by Mr. Kohli, Mr. Hungle or Mr. Jalalizadeh are entitled to acceleration of vesting if the named executive officer is involuntarily terminated upon or following a change in control of us. Certain of these options are also subject to limited acceleration upon the named executive officer’s termination without cause or resignation for good reason. Please see “Potential Payments upon Termination or a Change in Control” for more information.

(2)
These options were granted pursuant to our amended and restated 2005 Stock Plan. Represents options granted in connection with the commencement of the respective named executive officer’s employment with us. One fourth of the total number of shares vested on the first anniversary of the vesting commencement date, and an additional 1/48th of the total number of shares vested each month thereafter.

(3)
These options were granted pursuant to our amended and restated 2005 Stock Plan. One fourth of the total number of shares vested on the first anniversary of the vesting commencement date, and an additional 1/48th of the total number of shares vest each month thereafter, subject to continuous service.

(4)	These options were granted pursuant to our amended and restated 2005 Stock Plan. Options vest in 48 equal monthly installments from the vesting commencement date, subject to continuous service.
(5)
Upon our November 2013 initial public offering, these options were granted pursuant to our 2013 Equity Incentive Plan using our standard exercise form of stock option agreement. Options vest in 48 equal monthly installments from the vesting commencement date, subject to continuous service. Mr. Kohli’s options also provide for 12 months of accelerated vesting upon his termination without cause or resignation for good reason absent a change in control.

(6)
Upon our November 2013 initial public offering, these options were granted pursuant to our 2013 Equity Incentive Plan using our standard exercise form of stock option agreement. Options vest in 48 equal monthly installments from the vesting commencement date, subject to continuous service.

(7)	These options were granted pursuant to our amended and restated 2005 Stock Plan. Options vested in 36 equal monthly installments from the vesting commencement date.
(8)
These options were granted pursuant to our amended and restated 2005 Stock Plan. 50,000 shares underlying these options became “eligible shares” upon the achievement of milestones related to the acquisition of purchase orders for our products from customers and reseller partners. These eligible shares vest as to one-third of the eligible shares on the first anniversary of the vesting commencement date and as to an additional 1/36th of the number of eligible shares each month thereafter, subject to continuous service.

(9)	These options were granted pursuant to our 2013 Equity Incentive Plan. Options vest in 48 equal monthly installments from the vesting commencement date, subject to continuous service.

Option Exercises in 2014
Two of our named executive officers exercised certain fully vested options during 2014. The number of options exercised by each named executive officer is set forth in the table below.

Name	Number of Options Exercised	Exercise Price per Share
Pardeep Kohli	100,000	$0.42
Terry Hungle	40,000	0.56
Pension Benefits
We do not provide any pension benefits to our named executive officers, except as described below under “Retirement Plans.”
Other Compensatory Benefits
We provide the following benefits to our U.S. named executive officers, generally on the same basis provided to all of our U.S. employees, except that our U.S. named executive officers have certain rights to reimbursement of health insurance costs following separation from service as described in “Potential Payments upon Termination or a Change in Control”:

•	medical, dental and vision insurance;

•	401(k) plan (see “Retirement Plans” below for a description of our 401(k) plan);

•	employee assistance program;

•	short- and long-term disability, life insurance, accidental death and dismemberment insurance; and

•	health and dependent care flexible spending accounts.
Retirement Plans
We maintain a 401(k) retirement plan which is intended to be a tax-qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. All of our U.S. employees are eligible to participate on the first day of the month following ninety days of their date of hire. The 401(k) plan includes a salary deferral arrangement pursuant to which participants may elect to reduce their current compensation up to the statutorily prescribed limit, which was equal to $17,500 in 2013, and is equal to $17,500 in 2014 (catch up contributions for employees over 50 allow for an additional $5,500 each year), and have the amount of their compensation reduction contributed to the 401(k) plan.
We also maintain a pension scheme for our United Kingdom employees.
Employment Agreements with Named Executive Officers
We are party to employment agreements with each of our named executive officers. The original versions of these agreements were entered into upon the commencement of the respective named executive officer’s employment and have been subsequently amended and restated. The latest amended versions were entered into in February 2015. Each employment agreement provides for “at will” employment of the respective named executive officer, which means that the employment relationship can be ended by the named executive officer or by us at any time, subject to the executive’s potential right to certain severance benefits as described below under “Potential Payments Upon Termination or a Change in Control.”
Each employment agreement provides for an annual salary, subject to adjustment by the Board of Directors or an authorized committee of our Board of Directors. The following table sets forth each named executive officer’s approved base salary as of December 31, 2014 and as of February 2015 along with the compensation target for each named executive officer for 2015 under the EBP.

Named Executive Officer	Base Salary 2014	Base Salary 2015	Variable Compensation Target 2015
Pardeep Kohli	$400,000	$450,000	$ 382,500(1)
Terry Hungle	300,000	330,000	165,000(1)
Bahram Jalalizadeh	275,000	300,000	300,000(2)
(1) Messrs. Kohli and Hungle would be paid variable compensation under the EBP.
(2) Mr. Jalalizadeh would be paid variable compensation under the Company’s Sales Commission Plan

Each named executive officer’s employment agreement entitles him to equity compensation in such forms and amounts as determined by our Board of Directors or an authorized committee of our Board of Directors, to be covered by our directors’ and officers’ insurance policy and to be reimbursed for reasonable and necessary out-of-pocket business expenses. Messrs. Kohli and Hungle are entitled to participate in any executive bonus or performance-based incentive plan to the extent determined by our Board of Directors or an authorized committee of our Board of Directors. Mr. Jalalizadeh is entitled to participate in our sales commission program, which is described under “Summary Compensation Table — Cash Awards Under the Sales Commission Plan.”
The named executive officer employment agreements also contain the following covenants and provisions:

•
confidentiality : each named executive officer is required to hold our confidential information in strictest confidence and not to disclose our confidential information, unless authorized by our Board of Directors in writing or pursuant to a written non-disclosure agreement that adequately protects the confidential information, at all times during and after the named executive officer’s employment;

•
non-solicitation : each named executive officer is prohibited from (i) directly or indirectly soliciting our employees, contractors or consultants, (ii) interfering with our relationships with existing clients or attempting to take away our business with those clients, (iii) interfering or competing with any of our proposal efforts contemplated to be submitted to a client within twelve months of the end of the executive’s employment with us and (iv) using any personal relationships or business contacts used within two years prior to the end of the executive’s employment in a manner competitive with our business, in each case at all times during and for twelve months following the end of employment;

•
non-competition : each named executive officer is prohibited from (i) serving as an advisor, agent, consultant, director, employee, officer, partner or otherwise, (ii) having any ownership in (other than passive investments in publicly-traded companies) or (iii) participating in the organization, operation or management of any business competitive with us in the state of Texas or anywhere in the world where we have non-trivial operations prior the termination of the executive’s employment, at all times during and for twelve months following the end of employment;

•
excise tax gross-up : each named executive officer is entitled to full gross-up in the event any severance or other benefit paid under his employment agreement triggers an excise tax imposed by Section 4999 of the Internal Revenue Code;

•
mandatory arbitration : all disputes arising out of the executive’s service with us are subject to mandatory arbitration, which arbitration is final (except in the case of disputes arising out of the non-competition provisions of the employment agreement).

Each named executive officer, like substantially all of our employees, has executed an employee proprietary information agreement as a condition to his employment. Each of our named executive officers is also entitled to certain benefits upon termination of employment under certain circumstances, including in connection with a change in control of us. These benefits are described below in “Potential Payments upon Termination or a Change in Control.”
The foregoing description of the employment agreements of our named executive officers is a summary only and is qualified in its entirety by reference to the employment agreements of our named executive officers, all of which have been filed with the SEC as exhibits to our Schedule14D-9 on April 1, 2015.
Potential Payments upon Termination or a Change in Control
The employment agreements of Messrs. Kohli, Hungle and Jalalizadeh, which are described above under “Employment Agreements with Named Executive Officers,” include certain severance benefits payable to the respective named executive officer in the event he is involuntarily terminated by us without cause or he resigns his position with us for good reason (“cause” and “good reason” as defined under these employment agreements are described below). Each named executive officer’s amended and restated employment agreement provides the following benefits in the event such officer is terminated without cause or resigns with good reason within 24 months of a change in control of the Company: (i) continuing severance and health benefits for 18 months in the case of Mr. Kohli and 12 months for Messrs. Hungle and Jalalizadeh, (ii) the full payment of such officer’s target bonus amount for that year under the Company’s EBP (for Messrs. Kohli and Hungle) and SCP (for Mr. Jalalizadeh), payable over the applicable severance period or, in the case of Mr. Jalalizadeh, when quarterly payments are made under the Company’s Sales Commission Plan, and (iii) accelerated vesting of all equity awards held by the named executive officer following termination or resignation, unless the terms of a particular equity award provide otherwise. Additionally, the employment agreements of Mr. Kohli and Mr. Hungle provide that if Mr. Kohli or Mr. Hungle is terminated without cause or resigns for good reason following a change in control of us, such executive officer is entitled to an extension of the exercise period of his options to the date that is one year after his termination or resignation.

Further, each amended and restated employment agreements provides the following benefits in the event such officer is involuntarily terminated without cause or he resigns for good reason absent a change in control: (i) continuing severance and health benefits for 12 months in the case of Mr. Kohli and 6 months for Messrs. Hungle and Jalalizadeh, and (ii) accelerated vesting of all equity awards held by the named executive officer that would vest within the 12 months following termination or resignation, including the options described above in the “Outstanding Equity Awards at Fiscal Year-End” table and related footnotes, unless the terms of a particular equity award provide otherwise.
Definitions of “Cause,” “Good Reason” and “Change in Control”
The employment agreements of our named executive officers define “cause” and “good reason” in substantially the same manner.
“Cause” is generally defined as:

•	the officer’s continued failure to perform his duties;

•	any willful act of personal dishonesty, fraud or misrepresentation taken by the officer which was intended to result in his substantial gain or personal enrichment at our expense;

•	willful violation of a federal or state law or regulation applicable to our business in a manner materially injurious to us;

•	conviction of a felony or a plea of nolo contendere; or

•	willful breach of the terms of the non-competition provisions of his employment agreement or his employee proprietary information agreement with us.
“Good reason” is generally defined as the occurrence of any of the following without the executive’s consent:

•	a material reduction of his salary, overall benefits package, duties or responsibilities except generally for any reduction of responsibilities related to an acquisition of us by a larger entity; or

•	his relocation to a facility or a location more than fifty miles from his then-present location.
“Change in control” is generally defined as a change in ownership or control of us effected through any of the following transactions:

•
a merger, consolidation or other reorganization approved by our stockholders in which a change in ownership or control of us is effected through the acquisition by any person, or group of persons acting together, of beneficial ownership of securities possessing more than fifty percent (50%) of the total combined voting power of our outstanding securities (as measured in terms of the power to vote with respect to the election of Board members);

•	a sale, transfer or other disposition of all or substantially all of our assets;

•
any transaction or series of related transactions pursuant to which any person or any group of persons acting together acquires, directly or indirectly (whether as a result of a single acquisition or one or more acquisitions within a rolling twelve (12)-month period), beneficial ownership of securities possessing more than fifty percent (50%) of the total combined voting power of our securities (as measured in terms of the power to vote with respect to the election of Board members) outstanding immediately after the such transaction or series of related transactions, whether such transaction involves a direct issuance of securities by us or the acquisition of outstanding securities held by one or more of our existing stockholders; or

•
a change in the composition of the Board over a period of thirty-six (36) consecutive months or less such that a majority of the Board members ceases, by reason of one or more contested elections for Board membership, to be comprised of individuals who either have been Board members continuously since the beginning of such thirty-six (36)-month period or have been elected or nominated for election as Board members during such period by at least a majority such Board members who were still in office at the time the Board approved such election or nomination.

Benefit Plans
2013 Equity Incentive Plan
In January 2013 our Board of Directors adopted, and in October 2013 our Board of Directors amended, subject to the approval of our stockholders, the Mavenir Systems, Inc. 2013 Equity Incentive Plan. The 2013 Equity Incentive Plan is a broad-based incentive plan that provides for granting stock options, stock awards, performance awards and other stock-based awards and substitute awards to employees, service providers and non-employee directors. The 2013 Equity Incentive Plan has a term of ten years from the date of adoption, unless it is earlier terminated by the Board.
Available Shares. The maximum number of shares of common stock initially reserved for issuance under the 2013 Equity Incentive Plan was 1,885,714 shares. This amount includes shares of common stock that, as of the date of adoption of the 2013 Equity Incentive Plan, had been reserved but not issued pursuant to any awards granted under the amended and restated 2005 Stock Plan and are not subject to any awards granted thereunder. This initial amount will be increased by any shares of common stock subject to stock options or similar awards granted under the amended and restated 2005 Stock Plan that expire or otherwise terminate without having been exercised in full and shares of common stock pursuant to awards granted under the amended and restated 2005 Stock Plan that are forfeited to or repurchased by us up to a maximum of 2,701,775 additional shares which, as of December 31, 2014, totaled an aggregate of 131,674 shares. During fiscal 2014, our Board of Directors authorized for grant options to purchase an aggregate of 1,303,467 shares of common stock under the 2013 Equity Incentive Plan.
The number of shares reserved for issuance under the 2013 Equity Incentive Plan will automatically increase on January 1st of each calendar year during the term of the 2013 Equity Incentive Plan, commencing on January 1, 2014, by

(i)	an amount, or the Annual Increase Amount, equal to the lesser of
	(A)	4.5% of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding year and
	(B)	2,857,143 shares, or
(ii)
such other amount that is lower than the lesser of the amount determined by clauses (i)(A) and (B) above that our Board of Directors, in its sole discretion (but without any obligation), may determine shall be the Annual Increase Amount with respect to any applicable annual period.

 The Annual Increase Amount for January 1, 2015 was 1,301,176 shares.
The shares of common stock issued pursuant to awards granted under the 2013 Equity Incentive Plan may be authorized, but unissued, or reacquired common stock.
The maximum number of shares of common stock that may be issued under the 2013 Equity Incentive Plan pursuant to the exercise of incentive stock options is 4,587,464 shares, increased on the first trading day of January each year during the term of the 2013 Equity Incentive Plan, beginning with the year ending December 31, 2013, by the Annual Increase Amount. The Annual Increase Amount for January 1, 2015 was 1,301,176 shares. No more than 1,142,857 options, stock appreciation rights or shares of common stock shall be issued to any one participant pursuant to the 2013 Equity Incentive Plan in any one year.
Administration. The 2013 Equity Incentive Plan is administered by the Compensation Committee of our Board of Directors. In the case of awards to “covered employees” as defined in Section 162(m) of the Internal Revenue Code the 2013 Equity Incentive Plan is, at the discretion of the Compensation Committee, administered by a committee of two or more “outside directors,” within the meaning of Section 162(m) of the Internal Revenue Code. The Compensation Committee and the Board have the full authority, subject to the terms of the 2013 Equity Incentive Plan, to establish rules and regulations for the proper administration of the 2013 Equity Incentive Plan, to promulgate forms of award agreements, to select the employees, service providers and directors to whom awards are granted and to determine the type of awards made and the terms of the awards. However, awards to “covered employees” may be administered only by the Compensation Committee.
Stock Options. The plan administrator may grant incentive and/or non-statutory stock options under our 2013 Equity Incentive Plan, provided that incentive stock options are only granted to employees. The exercise price of such options must equal at least the fair market value of our common stock on the date of grant. The term of an option may not exceed ten years. However, an incentive stock option granted to a participant who owns more than 10% of the total combined voting power of all classes of our stock, or of certain of our parent or subsidiary corporations, may not have a term exceeding five years and must have an exercise price of at least 110% of the fair market value of our common stock on the grant date. The payment of the exercise price of an option may be made by cash, shares or other method of payment acceptable to the plan administrator and permitted by applicable laws. Subject to the provisions of our 2013 Equity Incentive Plan, the plan administrator determines the vesting terms of the options. After the termination of service of an employee, director or consultant, the participant may exercise his or her option, to the extent vested as of such date of termination, for the period of time stated in his or her option agreement. The plan administrator has the discretion to extend the period of time that an option will remain exercisable following a cessation of service, or to provide that an option will continue vesting following a cessation of service. Generally, if termination is due to death or disability, the option will remain exercisable by the grantee’s estate. However, in no event may an option be exercised later than the expiration of its term. If an employee, director or consultant is terminated for cause, then his or her options will terminate immediately.

Stock Appreciation Rights. Stock appreciation rights may be granted under our 2013 Equity Incentive Plan. Stock appreciation rights may be awarded as tandem stock appreciation rights, which are issued in conjunction with an option and may either be exercised as an option or settled as a stock appreciation right, or stand-alone stock appreciation rights. Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of our common stock between the date of grant and the exercise date. Subject to the provisions of the 2013 Equity Incentive Plan, the administrator determines the terms of stock appreciation rights, including when such rights vest and become exercisable and whether to settle such awards in cash or with shares of our common stock, or a combination thereof, except that the per share exercise price for the shares to be issued pursuant to the exercise of a stock appreciation right will be no less than the fair market value per share on the date of grant. The specific terms will be set forth in an award agreement. The provisions governing post-termination exercise or settlement of a stock appreciation rights are substantially the same as those governing post-termination exercise of options as described above under “— Stock Options.”
Restricted Stock. Restricted stock may be granted under our 2013 Equity Incentive Plan. Restricted stock awards are grants of shares of our common stock that are subject to various restrictions, including restrictions on transferability and forfeiture provisions. Shares of restricted stock will vest, and the restrictions on such shares will lapse, in accordance with terms and conditions established by the plan administrator, or such shares may be vested immediately at the grant date. Such terms may include, among other things, vesting upon the achievement of specific performance goals determined by the administrator or continued service to us. The plan administrator, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed. Recipients of restricted stock awards generally will have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the administrator provides otherwise. Shares of restricted stock that do not vest for any reason will be forfeited by the recipient and will revert to the 2013 Equity Incentive Plan; however, the plan administrator may, in its discretion, waive this forfeiture and instead provide that unvested restricted stock will vest despite the recipient’s termination of service or non-achievement of specified performance objectives. The specific terms will be set forth in an award agreement.
Restricted Stock Units. Restricted stock units may be granted under our 2013 Equity Incentive Plan. Each restricted stock unit granted is a bookkeeping entry representing an amount equal to the fair market value of one share of our common stock. The administrator determines the terms and conditions of restricted stock units, including the vesting criteria and vesting periods, which may include achievement of specified performance criteria or continued service to us, and the form and timing of payment. The plan administrator, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed. The plan administrator determines in its sole discretion whether an award will be settled in stock, cash or a combination of both. The specific terms will be set forth in an award agreement.
Performance Units. Performance units may be granted under our 2013 Equity Incentive Plan. Performance units are awards that will result in a payment to a participant only if performance goals established by the administrator are achieved or the awards otherwise vest. The administrator establishes organizational or individual performance goals in its discretion, which, depending on the extent to which they are met, will determine the number and the value of performance units to be paid out to participants, or the amount of cash or shares payable in connection with such performance units. After the grant of a performance unit or performance share, the administrator, in its sole discretion, may reduce or waive any performance objectives or other vesting provisions for such performance units or performance shares. Performance units shall have an initial dollar value established by the administrator prior to the grant date. Performance shares shall have an initial value equal to the fair market value of our common stock on the grant date. The administrator, in its sole discretion, may pay earned performance units or performance shares in the form of cash, in shares or in some combination thereof. The specific terms will be set forth in an award agreement.
Dividend Equivalent Rights. Dividend equivalent rights may be granted under our 2013 Equity Incentive Plan, either as stand-alone awards or in tandem with other awards. A dividend equivalent right represents the right to receive the economic equivalent of each dividend or distribution (other than dividends of our common stock) paid on our outstanding shares of common stock. In the sole discretion of the administrator, payments of amounts due with respect to dividend equivalent rights may be made in cash, shares of our common stock, or a combination of the two, based on the fair market value of our common stock. No award of a dividend equivalent right may have a term exceeding ten years.
Automatic Director Awards. Our 2013 Equity Incentive Plan also provides for the automatic grant of option or restricted stock awards to our non-employee directors. Upon the date that a non-employee director is appointed to our Board (other than at an annual meeting of stockholders), non-employee directors will automatically receive an award of options to purchase a number of shares of our common stock determined in the discretion of the Nominating and Corporate Governance Committee of our Board of Directors (not to exceed 87,500 shares), or an award of restricted stock units of equivalent value (as determined using the option valuation method used by the Company for the preparation of its financial statements). Any restricted stock unit issued under our automatic director award program is accompanied by a dividend equivalent right of the type described above. Each of these initial option or restricted stock unit awards will vest as to one-third of the shares subject to such award on the first anniversary of the grant date, and in twenty-four equal monthly installments thereafter, provided that the recipient continues to serve as a director through each such date, provided further, that the shares subject to such an award granted upon our initial public offering shall vest in full if the director who received such an award elects not to be nominated as a director at the next regular annual meeting of our stockholders following our initial public offering at which such director’s term expires.
In addition, our non-employee directors are entitled to receive an annual award of options to purchase a number of shares of our common stock determined in the discretion of the Nominating and Corporate Governance Committee of our Board of Directors (not to exceed 43,750 shares), or an award of restricted stock units of equivalent value, on the date of each annual meeting (except for directors who have received an initial award described above within six months of that annual meeting). These annual awards will vest in full on the earlier of (i) the first anniversary of the annual award grant date or (ii) the day before our next annual meeting of stockholders.
These director awards will cease vesting upon a director’s cessation of service but options will generally remain exercisable for twelve months following such cessation. Awards granted under our automatic director award program will vest in full upon a change in control of us as described below under “—Merger or Change in Control.” The amount of options or restricted stock units granted to our non-employee directors under the automatic director award program is subject to the discretion of the plan administrator, provided that such amounts may not exceed the maximum amounts set forth in the 2013 Equity Incentive Plan. Additionally, non-employee directors are eligible to receive discretionary grants.
Transferability of Awards. Unless the administrator provides otherwise, our 2013 Equity Incentive Plan generally does not allow for the transfer of awards and only the recipient of an option or stock appreciation right may exercise such an award during his or her lifetime.
Certain Adjustments. In the event of certain changes in our capitalization, to prevent diminution or enlargement of the benefits or potential benefits available under the 2013 Equity Incentive Plan, the administrator will make adjustments to one or more of the number and class of shares that may be delivered under the 2013 Equity Incentive Plan and/or the number, class and price of shares covered by each outstanding award and the numerical share limits contained in the 2013 Equity Incentive Plan.
Merger or Change in Control. Our 2013 Equity Incentive Plan provides that in the event of a merger or change in control, each outstanding award will fully vest and all restrictions will lapse, unless (i) the successor corporation or its parent or subsidiary assumes or substitutes an equivalent award , (ii) the successor corporation or its parent or subsidiary replaces such award with a cash retention program that preserves the spread payable to the award holder at the time of such change in control or (iii) the plan administrator provides otherwise. The plan administrator also has the discretion to provide that one or more outstanding awards shall accelerate in full, regardless of whether a successor corporation or its parent or subsidiary assumes or substitutes such award, or to provide that, even if an award is assumed or substituted, that it will fully vest upon the recipient’s termination other than for cause or resignation for good reason within a designated period following a change in control. Awards granted to our directors under the automatic director award program described above under “—Automatic Director Awards” will vest in full upon a change in control of us.
The 2013 Equity Incentive Plan defines a “change in control” in substantially the same manner as described above under “Potential Payments Upon Termination or Change in Control — Definitions of “Cause,” “Good Reason” and “Change in Control.”
Plan Amendment, Termination. Our Board of Directors has the authority to amend, suspend or terminate the 2013 Equity Incentive Plan, provided such action does not impair the existing rights of any participant. Where required by applicable laws or stock exchange rules, our Board of Directors must obtain the approval of our stockholders to amend the 2013 Equity Incentive Plan.
This description of the 2013 Equity Incentive Plan is a summary only and is qualified in its entirety by the terms and provisions of the 2013 Equity Incentive Plan, a copy of which is filed as an exhibit to our Annual Report on Form 10-K filed with the SEC.
Amended and Restated 2005 Stock Plan
Our amended and restated 2005 Stock Plan was initially adopted by our Board of Directors in October 2005, was subsequently approved by our stockholders, and was amended in April 2006, September 2006, February 2007, October 2007, October 2010, May 2011, December 2012 and January 2013. In March 2007, our Board of Directors approved the adoption of sub-plans for the grant of stock options to our employees in India and the United Kingdom. In May 2011, in connection with our sale of Series E redeemable convertible preferred stock, our amended and restated 2005 Stock Plan was amended to (i) increase the maximum number of shares of common stock that may be issued or subject to stock options by 1,251,413 shares to 3,473,645 shares and (ii) provide our Board of Directors discretionary authority to cancel any outstanding option, to the extent unvested, without consideration in the event of a merger or other change in control of us in which the acquirer does not assume or substitute options issued under the amended and restated 2005 Stock Plan. In January 2013, our amended and restated 2005 Stock Plan was amended to provide that, upon a merger or change in control of us, the vesting of all unvested options or shares awarded thereunder would accelerate in full if the acquiring company does not assume or otherwise substitute new equivalent options or shares for options or shares outstanding under the amended and restated 2005 Stock Plan.
Our amended and restated 2005 Stock Plan provides for the grant of non-statutory stock options, incentive stock options and stock purchase rights to our employees, directors and consultants. As of December 31, 2014, options to purchase 1,830,650 shares of common stock were outstanding under the 2005 Stock Plan and no shares of common stock remained available for future grant. No stock purchase rights are outstanding under the amended and restated 2005 Stock Plan. Awards that expire, become unexercisable or are forfeited become available for future grant under the 2013 Equity Incentive Plan.
The standard form of option agreement under the amended and restated 2005 Stock Plan provides that options will vest 25% on the first anniversary of the vesting start date with the remainder vesting ratably over the next 36 months, subject to continued service through each applicable vesting date. Under our amended and restated 2005 Stock Plan, our Board of Directors, or a committee designated by our Board of Directors, has the authority to grant options with early exercise rights, subject to our repurchase right that lapses as the shares vest on the original vesting schedule, and to provide for accelerated vesting.
The standard form of option agreement under the 2005 Stock Plan also restricts the transfer of shares of our common stock issued pursuant to an award for the period specified by the representative of the underwriters not to exceed 180 days following the effective date of the registration statement related to our November 2013 initial public offering.
The term of an incentive stock option may not exceed 10 years and the exercise price may not be less than the fair market value on the grant date, except that with respect to any optionee who owned 10% of the voting power of all classes of our outstanding stock as of the grant date, the term may not exceed 5 years and the exercise price of the incentive stock option must equal at least 110% of the fair market value on the grant date.
After the termination of service of an employee, director or consultant, he or she may exercise his or her options to the extent vested for the period of time stated in his or her option agreement. Generally, if termination is due to disability, the option will remain exercisable for six months, and if termination is due to death, the option will remain exercisable for one year. In all other cases, the option will generally remain exercisable for three months following the termination of service. However, in no event may an option be exercised later than the expiration of its term.
Unless the administrator provides otherwise, our amended and restated 2005 Stock Plan generally does not allow for the transfer of awards and only the recipient of an award may exercise an award during his or her lifetime.
Our amended and restated 2005 Stock Plan does not include, as a default provision, any acceleration of vesting of outstanding option awards in the event of a merger, acquisition or other change in control of us. Instead, our amended and restated 2005 Stock Plan provides that, in the event of a merger or change in control as defined under the 2005 Stock Plan, each outstanding option shall be (i) assumed or (ii) substituted with an equivalent option by the successor entity. If the successor entity does not assume or substitute the outstanding options, then the vesting of all unvested options or shares awarded under the amended and restated 2005 Stock Plan will accelerate. Our Board of Directors, or a committee designated by our Board of Directors, is required to give notice of any proposed merger or change in control prior to the closing date. If the consideration received in the merger or change in control is not solely common stock of the successor corporation or its parent, our Board of Directors, or a committee designated by our Board of Directors, may, with the consent of the successor corporation, provide for the consideration to be received upon the exercise of each share subject to the option to be solely common stock of the successor corporation or its parent equal in fair market value to the per share consideration received by holders of common stock in the merger or change in control.
“Change in control” is defined in our amended and restated 2005 Stock Plan as:

•
the acquisition of our Company by another entity by means of any transaction or series of related transactions (including, without limitation, any merger, consolidation or other form of reorganization in which our outstanding shares are exchanged for securities or other consideration issued, or caused to be issued, by the acquiring entity or its subsidiary, but excluding any transaction effected primarily for the purpose of changing our jurisdiction of incorporation) that results in the transfer or acquisition of at least a majority of the voting power of our outstanding shares to that other entity; or

•	a sale of all or substantially all of our assets or the exclusive license of all or substantially all of our intellectual property by means of any transaction or series of related transactions.
The amended and restated 2005 Stock Plan is administered by our Board of Directors. Our Board of Directors is permitted to delegate the administration of the amended and restated 2005 Stock Plan to a committee. Our Board of Directors also has the authority to amend or modify the amended and restated 2005 Stock Plan, as long as the amendment or modification does not impair the rights of any participant without the written consent of that participant, and provided further that the Board of Directors must obtain stockholder approval of any amendment to the extent required by applicable law.

We will not grant any additional awards under our amended and restated 2005 Stock Plan. Instead, we will grant options under our 2013 Equity Incentive Plan described below. Our amended and restated 2005 Stock Plan continues to govern the terms and conditions of all outstanding options granted under the amended and restated 2005 Stock Plan prior to our initial public offering.
2013 Employee Stock Purchase Plan
Introduction. Our Employee Stock Purchase Plan was adopted by the board on August 6, 2013. The plan was approved by our stockholders in September 2013. The plan became effective on November 20, 2014. The plan is designed to allow our eligible employees and the eligible employees of our participating subsidiaries to purchase shares of our common stock at periodic intervals with their accumulated payroll deductions or other form of plan contribution.
Share Reserve. 482,143 shares of our common stock were initially reserved for issuance. The reserve will automatically increase on the first trading day in January each calendar year during the term of the plan, beginning in calendar year 2015, by an amount equal to 1% of the total number of outstanding shares of our common stock on the last trading day in the immediately preceding calendar month. In no event will any such annual increase exceed 428,572 shares.
Offering Periods. The plan has a series of overlapping offering periods, each with a duration of six (6) months, until such time as the plan administrator specifies otherwise. Offering periods for our U.S. employees will begin at semi-annual intervals on May 20 and November 20 each year. Separate offering periods for our non-U.S. employees will be established by the plan administrator, with such modified terms and provisions as may be necessary to comply with local law and may run concurrently with our U.S. employee offering periods or have their own individual start and end dates.
Eligible Employees. Individuals regularly expected to work more than 20 hours per week for more than 5 calendar months per year may join an offering period on the start date of that period.
Payroll Deduction/Plan Contribution. A participant may contribute any multiple of 1% of his or her cash earnings up to 15% (or such lesser percentage as may be specified by the plan administrator prior to the start date of any subsequent offering period) through payroll deductions, and the accumulated deductions will be applied to the purchase of shares of our common stock on each specified purchase date during the offering period.
For the purchase interval of the first offering period under the plan, no payroll deductions or other form of permitted contribution will be required of any participant until such time as the participant affirmatively elects to commence such payroll deductions or other form of permitted contribution following his or her receipt of the requisite prospectus for the plan. For such purchase interval, the participant will be required to contribute up to 15% of his or her cash earnings to the plan either in a lump sum or one or more installments after receipt of such prospectus and prior to the close of that purchase interval should he or she elect to purchase shares of our common stock for that initial purchase interval and his or her limited payroll deductions (if any) for that interval not be sufficient to fund the entire purchase price for those shares.
Purchase Price and Purchase Limitations. The purchase price per share will not be less than 85% of the lower of (i) the fair market value per share on the start date of the offering period in which the participant is enrolled or (ii) the fair market value per share on the applicable purchase date. Unless otherwise designated by the plan administrator for one or more offering periods, the purchase dates will occur semi-annually on the last business day in January and July each year. However, a participant may not purchase more than 1,000 shares on any purchase date, and not more than 312,500 shares may be purchased in total by all participants in a particular offering on any one purchase date. The plan administrator will have the authority to change these limitations for one or more offering periods, provided the change is made prior to the start of the affected offering period or periods.
Reset Feature. If the fair market value per share of our common stock on any purchase date is less than the fair market value per share on the start date of the offering period in which that purchase date occurs, then the individuals participating in that offering period will, immediately after the purchase of shares of our common stock on their behalf on that purchase date, be transferred from that offering period and automatically enrolled in the next offering period commencing after such purchase date, provided the market price of our common stock at that time is lower than the market price at the start of the offering period in which they are then participating.
Change in Control. In the event of a change in control, all outstanding purchase rights will automatically be exercised immediately prior to the effective date of the acquisition. The purchase price will not be less than 85% of the lower of (i) the market value per share on the start date of the offering period in which the participant is enrolled at the time the acquisition occurs or (ii) the fair market value per share immediately prior to the acquisition.
A change in control will be deemed to occur upon the occurrence of any of the following events: (i) we are acquired by merger or asset sale; (ii) any person or group of related persons becomes the beneficial owner of securities possessing more than fifty percent of the total combined voting power of all of our outstanding securities or representing more than fifty percent of the aggregate market value of all of our outstanding capital stock; or (iii) there occurs certain changes in the composition of our Board of Directors.
Changes in Capitalization. In the event any change is made to the outstanding shares of our common stock by reason of any stock split, stock dividend, recapitalization, combination of shares, exchange of shares, spin-off transaction or other change in corporate structure effected without our receipt of consideration or should the value of the outstanding shares of our common stock be substantially reduced by reason of a spin-off transaction or extraordinary dividend or distribution, equitable adjustments will be made to: (i) the maximum number and class of securities issuable under the plan, (ii) the maximum number and/or class of securities by which the share reserve is to increase automatically each calendar year, (iii) the maximum number and class of securities purchasable per participant on any one purchase date, (iv) the maximum number and class of securities purchasable in total by all participants in a particular offering on any one purchase date and (v) the number and class of securities and the price per share in effect under each outstanding purchase right. Such adjustments will be made in such manner as the plan administrator deems appropriate, and its determination will be binding on all persons with an interest in the plan or any purchase right under the plan.
Miscellaneous Provisions. The following provisions will also be in effect under the plan:

•
Our Board of Directors may amend the terms of an offering period prior to the start of that offering period and may terminate an existing offering period at any time, effective immediately following any purchase date within that offering period.

•	The plan will terminate no later than November 19, 2024.

•
Stockholder approval will be required for any amendments which increase the number of shares of our common stock issuable under the plan, except for permissible adjustments in the event of certain changes in our capital structure or modify the eligibility requirements for participation in the plan.

Other Compensation Policies
Recovery of Compensation
Currently, we have not implemented a policy regarding any retroactive adjustments to any future cash or equity-based incentive compensation paid to our named executive officers or other employees where the payments are predicated upon the achievement of financial results that became the subject of a financial restatement, if any. We expect that the Compensation Committee will adopt, or recommend that our Board of Directors adopt, a compensation recovery policy consistent with the requirements of regulations promulgated under Section 954 of the Dodd–Frank Wall Street Reform and Consumer Protection Act, if and when such regulations are enacted.
Pursuant to the terms of our Sales Commission Plan, we have a policy of recovering sales commission payments to our sales executives to the extent such payments are predicated on sales orders that are later de-booked, rescinded or otherwise not fulfilled.
Compensation of Non-Employee Directors
We provide compensation to our non-employee directors for service on our Board. Each non-employee director receives an annual fee of $20,000, and the Chairman of the Board will receive an additional annual fee of $20,000. Independent non-employee directors will receive an additional $5,000 annually for serving on the Audit Committee of our Board of Directors and an additional $3,000 annually for serving on the Compensation Committee or the Nominating and Corporate Governance Committee of our Board of Directors. The chairman of our Audit Committee will receive an additional $12,000 annually, the chairman of our Compensation Committee will receive an additional $10,000 annually and the chairman of our Nominating and Corporate Governance Committee will receive an additional $7,500 annually.
Our independent non-employee directors also receive equity awards as described under “Executive Compensation — Benefit Plans — 2013 Equity Incentive Plan — Automatic Director Awards.” Pursuant to such 2013 Equity Incentive Plan, each of our non-employee directors is entitled to an annual option award granted to purchase a number of shares of our common stock determined in the discretion of the nominating and corporate governance committee of our Board of Directors (or 17,500 shares for 2014) at an exercise price per share as of the grant date. These annual awards provide for vesting in full on the earlier of (i) the first anniversary of the award grant date or (ii) the day before our next annual meeting of stockholders.
The compensation paid to each of our non-employee directors in 2014 is set forth below. Pardeep Kohli, our President and Chief Executive Officer, receives no separate compensation for serving as a director.

Name	Fees earned or paid in cash	Option Awards (1)(2)	Total
Benjamin L. Scott (Chairman)	$43,557	$159,300	$202,857
Ammar H. Hanafi	38,618	159,300	197,918
Jeffrey P. McCarthy	28,819	159,300	188,119
Vivek Mehra	28,819	159,300	188,119
Hubert de Pesquidoux	46,111	159,300	205,411
Venu Shamapant	26,514	159,300	185,814

(1)
Amounts represent the aggregate grant date fair market value of stock options granted during 2014, computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. Assumptions used in calculating the grant date fair value of the stock options reported in this column are set forth in Note 11 to the consolidated financial statements of Mavenir Systems, Inc. and subsidiaries, included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 3, 2015.

(2)	As of December 31, 2014, the aggregate number of shares subject to outstanding equity awards held by our non-employee directors was:

Name	Stock Options
Benjamin L. Scott (Chairman)	52,835
Ammar H. Hanafi	52,500
Jeffrey P. McCarthy	52,500
Vivek Mehra	52,500
Hubert de Pesquidoux	59,523
Venu Shamapant	52,500
We provide reimbursement to our non-employee directors for their reasonable expenses incurred in attending meetings of our Board of Directors and committees of our Board of Directors. Directors are also entitled to the protection provided by their indemnification agreements and the indemnification provisions in our amended and restated certificate of incorporation and bylaws.
Director Stock Ownership Guidelines
Our Board of Directors has adopted stock ownership guidelines applicable to our non-employee directors. These guidelines require each non-employee director to own shares of our common stock having a value of at least three times that non-employee director’s regular cash retainer within five years from the later of (i) the completion of our initial public offering in November 2013 or (ii) the director’s initial election to our Board. Shares held by a stockholder with whom a director is employed or affiliated as well as vested and exercised equity awards and shares held in entities for the benefit of a director or his or her immediately family will count towards this requirement.
Compensation Committee Interlocks and Insider Participation
During 2014, our Compensation Committee consisted of Benjamin L. Scott (chairman), Ammar H. Hanafi and Venu Shamapant. None of our executive officers serve as a member of the board of directors or Compensation Committee of any entity that has one or more of its executive officers serving as a member of our Board of Directors or our Compensation Committee.
Item 12. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management.
The following table sets forth the beneficial ownership of our shares as of March 31, 2015 for:

•	each person, or group of affiliated persons, who is known by us to be the beneficial owner of five percent or more of our outstanding common stock; each of our directors;

•	each of our directors;

•	each of our named executive officers; and

•	all our directors and executive officers as a group (11 persons).
Each individual or entity shown on the table has furnished information with respect to beneficial ownership. Except as otherwise indicated below, the address of each officer, director and five percent stockholder listed below is c/o Mavenir Systems, Inc., 1700 International Parkway, Suite 200, Richardson, TX 75081.
We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock issuable pursuant to the exercise of stock options that are either immediately exercisable or exercisable within 60 days of March 31, 2015. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.
The information in the following table is calculated based on 29,089,144 shares of common stock outstanding as of March 31, 2015.

Name of Beneficial Owner	Number of Shares of Common Stock	Percentage of Common Stock Owned
5% Stockholders
Entities affiliated with North Bridge Venture Partners(1)	4,352,934	15.0
Austin Ventures VIII, L.P. (2)	2,850,854	9.8
Alloy Ventures 2005, L.P. (3)	3,050,605	10.5
August Capital V Special Opportunities, L.P. (4)	2,903,831	10.0
Goldman Sachs Asset Management (5)	1,687,235	5.8
Wellington Management Company, LLP (6)	2,756,253	9.5
Directors and Executive Officers
Pardeep Kohli (7)	897,235	3.1
Terry Hungle (7)	230,483	*
Bahram Jalalizadeh (7)	209,159	*
Ammar H. Hanafi (8)	3,078,105	10.6
Jeffrey P. McCarthy (1)	17,500	*
Vivek Mehra (4)	2,921,331	10.0
Hubert de Pesquidoux (7)	32,895	*
Benjamin L. Scott (7)	45,928	*
Venu Shamapant (7)	33,663	*
All executive officers and directors as a group (11 persons)	7,579,334	26.1

*	Percentage of shares beneficially owned does not exceed 1%.
(1)
Based on information in a Schedule 13G filed on January 22, 2014, consists of (a) 1,695,587 shares of common stock held by North Bridge Venture Partners V-A, L.P., (b) 831,072 shares of common stock held by North Bridge Venture Partners V-B, L.P. and (c) 1,826,275 shares of common stock held by North Bridge Venture Partners VI, L.P. North Bridge Venture Management V, L.P. is the sole general partner of North Bridge Venture Partners V-A, L.P. and North Bridge Venture Partners V-B, L.P. North Bridge Venture Management VI, L.P. is the sole general partner of North Bridge Venture Partners VI, L.P. NBVM GP, LLC, as the sole general partner of North Bridge Venture Management V, L.P., has ultimate voting and investment power of the shares held of record by North Bridge Venture Partners V-A, L.P. and North Bridge Venture Partners V-B, L.P., and as the sole General Partner of North Bridge Venture Management VI, L.P., has ultimate voting and investment power of the shares held of record by North Bridge Venture Partners VI, L.P. Shared voting and investment power over such shares is vested in the founding managers of NBVM GP, LLC, Edward T. Anderson and Richard A. D’Amore. Jeffrey P. McCarthy, a member of our Board of Directors, is a manager of NBVM GP, LLC. The address for North Bridge Venture Partners is 950 Winter Street, Suite 4600, Waltham, MA 02451.

(2)
Based on information in a Schedule 13G filed on February 17, 2015, consists of shares held of record by Austin Ventures VIII, L.P. (“AV VIII”). AV Partners VIII, L.P. (“AVP VIII”) is the general partner of AV VIII and may be deemed to have sole voting and investment power over the shares held by AV VIII. Joseph C. Aragona, Kenneth P. DeAngelis, John D. Thornton and Christopher A. Pacitti are the general partners of AVP VIII and share voting and/or dispositive power over the shares held by AVP VIII. The address for Austin Ventures VIII, L.P. is 300 West Sixth Street, Suite 2300, Austin, TX 78701.

(3)
Based on information in a Schedule 13G filed on February 14, 2014, consists of shares held of record by Alloy Ventures 2005, L.P. Craig Taylor, John Shoch, Douglas Kelly, Tony Di Bona, Daniel Rubin, Michael Hunkapiller and Ammar H. Hanafi, a member of our Board of Directors, are managing directors of Alloy Ventures 2005, LLC, the general partner of Alloy Ventures 2005, L.P., and may be deemed to hold shared voting and dispositive power over the shares held by Alloy Ventures 2005, L.P.; however, they disclaim beneficial ownership of these shares except to the extent of their pecuniary interests therein. The address for Alloy Ventures 2005, L.P. is 400 Hamilton Avenue, Palo Alto, CA 94301.

(4)
Based on information in a Schedule 13G filed on February 5, 2015, consists of 2,858,996 shares held by August Capital V Special Opportunities, L.P. (“August V Special Opportunities”), 24,436 shares held by August Capital Strategic Partners V, L.P. (“August Strategic V”), and 20,399 shares held as nominee for August V Special Opportunities, August Strategic V and related individuals (collectively, the “August Capital Funds”). Howard Hartenbaum, David M. Hornik, John R. Johnston, David F. Marquardt, and Vivek Mehra, as members of August Capital Management V, L.L.C., the general partner of August V Special Opportunities, share voting and investment power with respect to the shares held by the August Capital Funds. Vivek Mehra is a member of our Board of Directors and may be deemed to have shared voting and investment power over the shares held by the August Capital Funds. The address for each of the August Capital Funds is 2480 Sand Hill Road, Suite 101, Menlo Park, CA 94025.

(5)
Based on information in a Schedule 13G filed on February 13, 2015, consists of 1,687,235 shares held Goldman Sachs Asset Management, L.P., together with GS Investment Strategies, LLC, collectively Goldman Sachs Asset Management. The address for Goldman Sachs Asset Management is 200 West Street, New York, NY 10282.

(6)	Based on information in a Schedule 13G filed on February 12, 2015. The address of Wellington Management Company, LLP is 280 Congress Street, Boston, MA 02210.
(7)
1,317,607 shares of common stock beneficially owned by executive officers and directors consist of the following shares that are subject to options that are currently exercisable or will become exercisable within 60 days of March 31, 2015:

	Name of Beneficial Owner	Shares Subject to Options
	Pardeep Kohli	797,235
	Terry Hungle	190,483
	Bahram Jalalizadeh	209,159
	Ammar H. Hanafi	17,500
	Jeffrey P. McCarthy	17,500
	Vivek Mehra	17,500
	Hubert de Pesquidoux	32,895
	Benjamin L. Scott	17,835
	Venu Shamapant	17,500
	All directors and executive officers as a group (11 persons)	1,388,950

Certain of these options may be exercised prior to vesting, subject to repurchase rights of the Company at the lesser of fair market value or the exercise price, with such repurchase rights lapsing at such time as the underlying options vest. In the event of such early exercise, the holder would be entitled to vote all of the underlying shares acquired upon exercise and thus is deemed to beneficially own all shares underlying an option that permits early exercise. Of the options described in the table in this footnote, options to purchase 15,089 shares of common stock that were exercisable as of March 31, 2015 or within 60 days of March 31, 2015 would, if exercised, be subject to the Company’s repurchase rights.

(8)	Reflects the shares described in footnote (3) as well as 10,000 shares held personally by Ammar H. Hanafi.

Change in Control
We have entered into an agreement and plan of merger with Mitel Networks Corporation pursuant to which Mitel Networks Corporation has agreed to acquire Mavenir in a cash and stock transaction. If this transaction is consummated, it will result in a change in control of us. For more information, please see “Item 13. Certain Relationships And Related Transactions, And Director Independence – Certain Relationships and Related Transactions – Pending Acquisition by Mitel Networks Corporation.”

Equity Compensation Plan Information
The following table includes information as of December 31, 2014 for equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)	3,825,516	$7.90	1,555,374(2)
Equity compensation plans not approved by security holders	—	—	—
Total	3,825,516	$7.90	1,555,374

(1)	Includes securities issuable under our amended and restated 2005 Stock Plan, our 2013 Equity Incentive Plan and our 2013 Employee Stock Purchase Plan.
(2)
Includes (i) 1,073,231 shares of common stock available for issuance under our 2013 Equity Incentive Plan and (ii) 482,143 shares of common stock available for issuance under our 2013 Employee Stock Purchase Plan. No shares are reserved for future issuance under our amended and restated 2005 Stock Plan other than shares issuable upon exercise of equity awards outstanding under such plan.

Beginning in 2014, the number of shares of common stock reserved under the 2013 Equity Incentive Plan automatically increases on January 1st of each year by an amount (the Annual Increase Amount) described above under “— Benefit Plans — 2013 Equity Incentive Plan.” The Annual Increase Amount for January 1, 2015 was 1,301,176 shares. Beginning in January 2015, the number of shares of common stock reserved under our 2013 Employee Stock Purchase Plan will automatically increase on the first trading day of January in each calendar year by an amount equal to 1% of the total number of outstanding shares of our common stock on the last trading day of the preceding calendar month, subject to a maximum increase of 428,572 shares.  Shares available for issuance under the Employee Stock Purchase Plan increased by 289,150 shares on January 1, 2015.

Item 13. Certain Relationships And Related Transactions, And Director Independence.
Certain Relationships and Related Transactions.
The following is a description of transactions or series of transactions since January 1, 2014, to which we were or will be a party, in which:

•	the amount involved in the transaction exceeds $120,000; and

•	in which any of our executive officers, directors and principal stockholders, including their immediate family members, had or will have a direct or indirect material interest.
Compensation arrangements for our named executive officers and our directors are described elsewhere in this 2014 Annual Report under Item 11. “Executive Compensation.”
Pending Acquisition by Mitel Networks Corporation
As previously announced, on February 28, 2015, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Mitel Networks Corporation, a Canadian corporation (“Mitel”), and Roadster Subsidiary Corporation, a Delaware corporation and wholly-owned subsidiary of Mitel (“Merger Sub”), pursuant to which Mitel has agreed to acquire Mavenir in a cash and stock transaction that values Mavenir values Mavenir at approximately $560 million, or approximately $17.94 per share based on Mitel’s closing stock price on February 27, 2015. In connection with the Merger Agreement, certain of our principal stockholders entered into tender support agreements described below.
On April 1, 2015, Mitel commenced an exchange offer to acquire all of the outstanding common stock of Mavenir. If the conditions to the exchange offer are satisfied and the exchange offer is consummated, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Mavenir with Mavenir surviving as a wholly-owned subsidiary of Mitel.

Mavenir’s executive officers and non-employee directors have interests in the merger that may differ from, or be in addition to, those of stockholders generally. In particular, (i) all unvested options held by non-employee members of the Mavenir Board will accelerate in full upon the consummation of Mitel’s exchange offer, (ii) Mavenir’s executive officers are entitled to certain benefits if they are involuntarily terminated without cause or resign for good reason within certain periods following the consummation of the Offer and (iii) Mitel has proposed to grant Mitel restricted share units to our certain of our executive officers and may enter into agreements with them regarding continued employment after the merger.
These interests may create potential conflicts of interest. The Mavenir Board was aware of these agreements and arrangements during its deliberations of the merits of the Merger Agreement and in reaching its decision to approve, and declare advisable, the Merger Agreement and the transactions contemplated thereby. Additional information regarding these arrangements can be found in Mavenir’s Solicitation/Recommendation Statement on Schedule 14D-9, initially filed with the Securities and Exchange Commission on April 1, 2015 and thereafter amended and supplemented.
Payments for Equity
Mavenir Common Stock. All of our executive officers and directors hold options to purchase shares of Mavenir common stock, and certain of our executive officers and directors hold shares of common stock. Individuals who hold shares of Mavenir common stock will, upon the completion of the exchange offer and subsequent merger, receive cash consideration and Mitel share consideration subject to the same terms and conditions as the other Mavenir stockholders.
Options. The merger agreement provides that, at the effective time of the merger, each then-outstanding vested option to purchase Mavenir shares for which the per-share purchase price exceeds the exercise price per share underlying such option will be cancelled in exchange for the right to receive an amount in cash equal to the product obtained by multiplying the total number of shares underlying such option by the excess of the per-share purchase price over the per-share exercise price of such option, without interest and less any applicable withholding taxes.
Each then-outstanding option to purchase Mavenir shares that is either unvested or for which the exercise price per share underlying such option exceeds the per-share purchase price will be converted into an option to acquire Mitel common shares on equivalent economic terms, with the number of Mitel common shares underlying such option and the per-share exercise price adjusted pursuant to formulas set forth in the Merger Agreement.
Acceleration of Non-Employee Director Options. Pursuant to the terms of our 2013 Equity Incentive Plan, all options held by our non-employee directors will accelerate and vest in full upon the consummation of Mitel’s exchange offer and, pursuant to the terms of the merger agreement, each director will receive a payment in cash per share equal to the excess of the per-share purchase price over the per-share exercise price of such options.
“Double-Trigger” Severance Benefits for Named Executive Officers
As described above under “Item 11. Executive Compensation — Potential Payments upon Termination or a Change in Control,” each of our named executive officers is party to an employment agreements that would entitle him to certain severance payments, a target bonus payment, equity acceleration and other benefits if he is terminated without cause or resigns for good reason (each as described above) within 24 months of a change in control of our Company. The consummation of Mitel’s exchange offer will, if completed, constitute a change in control of us.
Continuing Employment with Mitel of Certain Executive Officers
As of the date of this filing, Mitel has not entered into employment agreements with Mavenir’s executive officers in connection with the merger. Prior to or after the effective time of the merger, Mitel or its subsidiaries may initiate negotiations of agreements with our executive officers regarding compensation and benefits, and may enter into agreements regarding continued employment, in each case on a prospective basis following the consummation of Mitel’s exchange offer and the subsequent merger.
Mitel has proposed to grant Mitel restricted share units to certain of our executive officers following the Merger as an incentive for continued retention of these individuals. The restricted share units that Mitel has proposed to issue to Mavenir’s executive officers and directors following consummation of Mitel’s exchange offer and the subsequent merger are set forth in the table below.

Name	Number of Restricted Share Units(1)	Approximate Value(2)
Pardeep Kohli	200,000	$2,032,000
Bahram Jalalizadeh	75,000	762,000
Terence McCabe	5,000	50,800
Ashok Kumar Khuntia	75,000	762,000
Total	355,000	$3,606,800

(1)	Mitel has proposed these restricted stock units would vest in equal quarterly installments over a term of four years from the date of grant.

(2)
Based on an assumed Mitel common share price of $10.16, which was the closing price of Mitel common shares on the NASDAQ on February 27, 2015 (the last trading day prior to the entry into the merger agreement).

Tender Support Agreements
As an inducement to Mitel to enter into the Merger Agreement, certain of Mavenir’s principal stockholders (August Capital, Alloy Ventures, Austin Ventures and North Bridge Venture Partners, which collectively hold approximately 45% of Mavenir’s outstanding common stock) entered into tender support agreements with Mitel and Merger Sub. Mavenir is not a party to these agreements.
Under the terms of each tender support agreement, the executing stockholders have agreed, among other things, to tender all shares of Mavenir common stock then held or thereafter acquired by them into Mitel’s exchange offer. The tender support agreements also contain a “lock-up” provision that prevents the executing stockholders from disposing of Mitel common shares for six months following the effective time of the merger, except that such holders may dispose of one-third of the Mitel common shares they receive in the merger at any time after closing and subject to certain other limited exceptions. Certain significant shareholders of Mitel have also agreed to an equivalent lock-up period after closing, with the same ability to sell up to one-third of their Mitel common shares after closing.
On April 20, 2015, Mitel and Merger Sub executed letters addressed to each other party to the above-referenced tender support agreements wherein Mitel and Merger Sub agreed to waive and release such other parties from the tender obligations under the tender support agreements. All other provisions of the tender support agreements, including the lock-up provisions, will continue to apply in the event that Mitel’s exchange offer and the merger are consummated.
Amended and Restated Investors’ Rights Agreement
In connection with our preferred stock financings prior to our November 2013 initial public offering, we entered into an amended and restated investors’ rights agreement with certain of our stockholders, including Alloy Ventures 2005, L.P., August Capital V Special Opportunities, L.P., Austin Ventures VIII, L.P., entities affiliated with North Bridge Venture Partners and Starent Networks LLC, a wholly-owned subsidiary of Cisco Systems, Inc. The agreement was amended and restated in connection with our successive financings.
The amended and restated investors’ rights agreement grants such stockholders certain registration rights with respect to shares of our common stock. The registration of shares of our common stock pursuant to the exercise of registration rights described below would enable the holders to trade these shares without restriction under the Securities Act when the applicable registration statement is declared effective. We will pay the registration expenses, other than underwriting discounts, selling commissions and stock transfer taxes, of the shares registered pursuant to the registrations described below.
Generally, in an underwritten offering, the managing underwriter, if any, has the right, subject to specified conditions, to limit the number of shares the holders may include. The registration rights described below will expire for each holder upon the earlier of (i) five years from our November 2013 initial public offering or (ii) the date after our initial public offering on which the holder may sell all of his, her or its shares under Rule 144 under the Securities Act during any 90-day period without regard to current public information, volume limitations, manner of sale restrictions or Form 144 filing requirements.
Demand Registration Rights
Pursuant to our amended and restated investors’ rights agreement dated May 26, 2011, at any time beginning six months after the consummation of our November 2013 initial public offering, the holders of at least a majority of the registrable shares of our common stock issued upon conversion of preferred stock can request that we file up to three registration statements registering all or a portion of their registrable shares. As of December 31, 2014, the holders of approximately 14,000,000 shares of our common stock have demand registration rights. Under specified circumstances, we also have the right to defer filing of a requested registration statement for a period of not more than 120 days, which right may not be exercised more than once during any period of 12 consecutive months. These registration rights are subject to additional conditions and limitations, including the right of the underwriters to limit the number of shares included in any such registration under certain circumstances.
Pursuant to the amended and restated investors’ rights agreement, if we are eligible to file a registration statement on Form S-3, the holders of at least a majority of the registrable shares of common stock have the right to demand that we file additional registration statements, including a shelf registration statement, for such holder on Form S-3.
Piggyback Registration Rights
Pursuant to the amended and restated investors’ rights agreement, whenever we propose to file a registration statement under the Securities Act, other than with respect to a registration related to employee benefit or similar plans, corporate reorganizations, a demand for Form S-1 or Form S-3 registration requested under the amended and restated investors’ rights agreement or a registration on any form which does not permit secondary sales or does not include substantially the same information as would be required to be included in this registration statement, the holders of registrable shares of common stock are entitled to notice of the registration and have the right to include their registrable shares in such registration. Holders of approximately 14,000,000 shares of our common stock will be entitled to notice of this registration and will be entitled to include their shares of common stock in the registration statement. The underwriter(s) of any underwritten offering will have the right to limit the number of shares having registration rights to be included in the registration statement.
Indemnification Agreements
We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.
Reseller OEM Agreement with Cisco Systems
We entered into a Reseller OEM Agreement with Starent Networks in October 2008. We entered into this agreement concurrently with our issuance to Starent Networks of (i) 898,285 shares of our Series C redeemable convertible preferred stock for an aggregate purchase price of $6.0 million and (ii) a warrant to purchase 898,284 shares of our Series C redeemable convertible preferred stock at an exercise price of $6.6794 per share. As a result of its investment in our Series C redeemable convertible preferred stock, Starent Networks became a holder of greater than 5% of a class of our voting securities. In December 2009, Cisco Systems (Cisco) completed its acquisition of Starent Networks and this Reseller OEM Agreement was assigned from Starent Networks to Cisco in September 2010. In April 2014, Cisco exercised the warrant in full on a “cashless” basis, resulting in the issuance of 555,034 shares of our common stock to Cisco. In February 2015, Cisco filed its amended Schedule 13G denoting that it no longer holds any shares of our common stock.  As such, Cisco is no longer deemed a related person and the Company has not reviewed this agreement accordingly, but has provided the following information with respect to fiscal year ended December 31, 2014.
During 2014, 2013, and 2012, we earned $24.8 million, $37.4 million, and $25.7 million in revenues under the Reseller OEM Agreement with Cisco, respectively. As of December 31, 2014, we also had outstanding accounts receivable of $0.7 million under the Reseller OEM Agreement. The following description of the Reseller OEM Agreement is a summary only and is qualified by the text of the Reseller OEM Agreement filed as an exhibit to our Annual Report on Form 10-K filed with the SEC.
Term. The initial term of the Reseller OEM Agreement originally continued until October 2012 (four years after the effective date), and in August 2012 Cisco elected by written notice to extend the Reseller OEM Agreement for an additional one-year term (through October 2013). In August 2013, Cisco again elected to renew the Reseller OEM Agreement for one additional one-year term (through October 2014), and thereafter, the Reseller OEM Agreement is automatically renewed for one-year terms unless either party elects to terminate it by advance notice at the end of a term. Notwithstanding any such non-renewal of the Reseller OEM Agreement by Cisco, the Reseller OEM Agreement will continue in full force and effect as to certain Cisco projects with end-users for the duration of such projects. Accordingly, even after the expiration of the Reseller OEM Agreement we would have a continuing obligation to fulfill any orders from Cisco for our products, and to provide maintenance and support for those products, with respect to any such ongoing end-user projects. Moreover, following the termination of the Reseller OEM Agreement for any or no reason, we must offer maintenance and support services to Cisco under our then current published pricing, for all of our products already deployed by Cisco at the time of expiration or termination, for at least five (5) years from the last commercial sale of our products by Cisco prior to such expiration or termination unless Cisco ceases to pay all of our support fees. Either party may terminate the Reseller OEM Agreement upon a material uncured breach by the other party.

General. Under the Reseller OEM Agreement, Cisco is permitted but not obligated to order our solutions for resale to distributors or to end users, either as branded Mavenir products or as re-branded Cisco products. To support the successful deployment of our solutions, we are obligated under the Reseller OEM Agreement to participate in testing of our solutions and to provide certain maintenance and support services, at agreed-upon rates, to Cisco and any such distributor or end users. If Cisco enters into an agreement with an end-user to provide our solutions, Cisco has the right to seek our consent to a “back-to-back” agreement in which Cisco passes to us certain of its obligations to the end-user with respect to our solutions, which consent may not be unreasonably withheld.
Limited Exclusivity. If Cisco brings us a sales opportunity for any Mavenir solution with respect to a customer or potential customer and Cisco presents a reasonable account plan with respect to that customer, Cisco will have one year of exclusivity with respect to sales of our solutions to that customer if that customer is one of the approximately 30 large mobile service providers that is defined as a “Tier One” account in the Reseller OEM Agreement, and Cisco will have six months of exclusivity if that customer is not a “Tier One” customer.
“Most Favored Customer” Provision. We agree that, during the term of the Reseller OEM Agreement, the fees, terms and conditions for our solutions and services are and will be no less favorable to Cisco than those that we provide to our other customers, including reseller customers, of substantially similar volume or amount of sales of our products with substantially similar features and functionality.
If at any time we are not compliant with this “most favored customer” obligation, we are required to (i) apply the lower price to all pending and subsequent orders throughout the remainder of the term of the Reseller OEM Agreement, (ii) reissue all paid and unpaid invoices originally issued to Cisco for our products and services as of the date that we offered a lower price to another customer, which reissued invoices must reflect the lower price and (iii) at Cisco’s option, remit the difference to Cisco in the form of cash or a credit for future purchases of our products and services. We are required to annually audit our compliance with this “most favored customer” covenant, including pricing and terms that we offer to other customers, to annually certify our compliance to Cisco and to inform Cisco of any price reductions that it has received as a result of our compliance with this covenant. Cisco also has the ability to audit our customer records not more than once a year to confirm our compliance with this “most favored customer” provision.
Source Code Escrow. The Reseller OEM Agreement also includes a provision requiring us to deposit the source code for our solutions into a source code escrow, and such source code could be released to Cisco under certain circumstances, such as our material breach of the Reseller OEM Agreement, material and repeated failure to provide required support or maintenance or if we are subject to a bankruptcy proceeding or otherwise liquidate or cease to do business as a going concern.
Indemnity and Liquidated Damages. We agree in the Reseller OEM Agreement to indemnify Cisco against certain third-party claims relating to alleged infringement of intellectual property rights by our products or services or the failure to comply with any open-source license by any of our technology that becomes subject to an open-source license. In addition, we are subject to certain liquidated damages, performance penalty and refund obligations in the event that our products cause network outages or lack of availability and we are unable to resolve such issues within specified response times. We are also generally required to pay liquidated damages or performance penalties that Cisco may incur to an end user caused by the use of our products by that end user.
Policies and Procedures for Related Person Transactions
Our Board of Directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant and a related person had or will have a direct or indirect material interest, as determined by our Audit Committee. These related person transactions would include, without limitation, purchases of goods or services by or from the related person, or entities in which the related person has a material interest, and indebtedness, guarantees of indebtedness or employment by us of a related person.
Director Independence
We completed our initial public offering in November 2013, and our common stock trades on the New York Stock Exchange (the NYSE). Under NYSE rules, a majority of a listed company’s board of directors must consist of independent directors within twelve months from the date of the listed company’s initial public offering. In addition, NYSE rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent within twelve months from the date of the listed company’s initial public offering. Audit committee members must also satisfy additional independence criteria, including those set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the Exchange Act). Under NYSE rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a material relationship with the company. In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries, other than compensation for board service; or (2) be an affiliated person of the listed company or any of its subsidiaries.
Our Board of Directors has undertaken a review of its composition and that of its committees as well as the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that none of our non-employee directors — Messrs. Scott, Hanafi, McCarthy, Mehra, de Pesquidoux and Shamapant — has a material relationship with us and that each of these directors is “independent” in accordance with the rules of the NYSE and the Securities and Exchange Commission (SEC). In making that determination, our Board of Directors considered the relationships that each of those non-employee directors has with us and all other facts and circumstances the Board of Directors deemed relevant in determining independence, including the potential deemed beneficial ownership of our common stock by each non-employee director, including non-employee directors that are affiliated with certain of our major stockholders.

Item 14. Principal Accounting Fees and Services.
The Audit Committee has selected BDO USA, LLP as our independent registered public accountants and to audit our consolidated financial statements for the fiscal year ending December 31, 2015, and the Board of Directors has determined that it would be desirable to request that the stockholders ratify such appointment. BDO USA, LLP was our independent registered public accounting firm for our 2014, 2013, and 2012 audits.
The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm, including the fees for those services, subject to the de minimis exception for non-audit services provided by SEC rules. These services provided may include audit services, audit-related services, and other services. Pre-approval is detailed as to the specific service or category of service and is subject to a specific approval.
Before selecting BDO USA, LLP, the Audit Committee considered the firm’s qualifications as independent registered public accountants and concluded that based on its prior performance for us and its reputation for integrity and competence, it was qualified. The Audit Committee also considered whether any non-audit services performed for us by BDO USA, LLP would impair BDO USA, LLP’s independence and concluded that they did not. If the stockholders do not ratify the selection of BDO USA, LLP, the Audit Committee may reconsider its selection. Even if the selection is ratified, the Audit Committee, in its sole discretion, may change the appointment at any time during the year if it determines that such a change would be in the best interests of our Company and its stockholders.
A representative of BDO USA, LLP will attend our Annual Meeting. The representative will have the opportunity to make a statement if he or she desires to do so and to respond to appropriate questions.
Fees Paid to Our Independent Registered Public Accounting Firm
The aggregate fees for professional services rendered by our principal accountants, BDO USA, LLP, for the years ended December 31, 2014 and 2013 were:

	Year Ended December 31,
	2014	2013
Audit Fees (1)	$1,438,061	$1,567,199
Audit-Related Fees (2)	71,596	—
Tax Fees (3)	2,465	129,835
Total	$1,512,122	$1,697,034

(1)
Audit fees consist of professional services rendered in connection with the audit of our annual financial statements, including audited consolidated financial statements presented in our Annual Report on Form 10-K, review of our quarterly financial statements presented in our quarterly reports on Form 10-Q, and services that are normally provided by the independent registered public accountants in connection with statutory and regulatory filings or engagements for those fiscal years. Fees for 2013 and 2014 also consisted of professional services rendered in connection with our Form S-1 registration statement related to our initial public offering of common stock completed in November 2013, our follow-on offering of common stock in August 2014 and Form S-8 registration statements, including delivery of comfort letters, consents and review of documents filed with the SEC.

(2)
Audit related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit fees.” These services relate to due diligence audits performed in connection with an acquisition.

(3)	Tax fees consist of fees for tax compliance and tax planning and tax advice, primarily related to international tax.

 PART IV.

Item 15.	Exhibits, Financial Statement Schedules

(c)	Exhibits—See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K/A.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Richardson, State of Texas.

Dated: April 21, 2015	By:	/s/ Pardeep Kohli
Pardeep Kohli
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on April 21, 2015.

Signature	Title

/s/ Pardeep Kohli	President, Chief Executive Officer and Director (Principal Executive Officer)
Pardeep Kohli

/s/ Terry Hungle	Chief Financial Officer (Principal Financial Officer)
Terry Hungle

/s/ David Lunday	Controller (Principal Accounting Officer)
David Lunday

/s/ Terry Hungle**	Chairman of the Board
Benjamin L. Scott

/s/ Terry Hungle**	Director
Ammar H. Hanafi

/s/ Terry Hungle**	Director
Jeffrey P. McCarthy

/s/ Terry Hungle**	Director
Vivek Mehra

/s/ Terry Hungle**	Director
Hubert de Pesquidoux

/s/ Terry Hungle**	Director
Venu Shamapant

** Signed pursuant to Power of Attorney filed with the 2014 Annual Report.

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 and Securities Exchange Act Rule 13a-14(b).

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